Form 10QSB
period 2000-06-30
DWC INSTALLATIONS
filed 2000-08-21
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of August 15, 2000 - 1,121,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                              D.W.C. INSTALLATIONS

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheets.........................................    3

                Statement of Operations ...............................    4-5

                Statements of Cash Flows ..............................    6

                Notes to Consolidated Financial Statements ............    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................   10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................   10

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................   10

   Item 3.      Defaults by the Company on its Senior Securities .......   10

   Item 4.      Results of Votes of Security Holders ...................   10

   Item 5.      Other Information ......................................   10

   Item 6.      Exhibits and Reports on Form 8-K .......................   10

   Signatures .........................................................    11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                DWC INSTALLATIONS
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                  June 30,         December 31,
                                                    2000               1999
                                                -------------     --------------
                                                 (unaudited)         (audited)

                                     ASSETS

   TOTAL ASSETS                                 $    -            $       -
                                                =============     ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   TOTAL LIABILITIES                            $    -            $       -
                                                -------------     --------------


   STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       1,121,000 shares issued and
       outstanding                               1,121                  1,121
     Additional paid-in capital                  4,484                  4,484
     Deficit accumulated during the
      development stage                          (5,605)               (5,605)
                                                -------------     --------------


        TOTAL STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                 -                   -
                                                -------------     --------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                   $    -            $      -
                                                =============     ==============


    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               For the 3-Months
                                                     Ended
                                                    June 30,
                                             ----------------------
                                                 2000       1999
                                             ----------   ---------
REVENUE                                      $     -      $    -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES                        -           -

                                             ----------   ---------

LOSS BEFORE TAXES                                  -           -

PROVISION FOR INCOME TAXES                         -           -
                                             ----------   ---------

NET LOSS                                     $     -      $    -
                                             ==========   =========

NET LOSS PER COMMON
SHARE - basic and diluted                    $     -      $    -
                                             ==========   =========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted                            1,121,000    1,121,000
                                             ==========   =========






    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS (Continued)
                                   (unaudited)



                                                         For the Period
                                 For the Six Months         from Sept 25,
                                       Ended                  1996
                                     June 30,            (inception) to
                               ----------------------        June 30,
                                   2000       1999            2000
                               ----------   ---------    ---------------
REVENUE                        $     -      $    -       $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES          -           -                5,605

                               ----------   ---------    ---------------

LOSS BEFORE TAXES                    -           -               (5,605)

PROVISION FOR INCOME TAXES           -           -                   -
                               ----------   ---------    ---------------

NET LOSS                       $     -      $    -       $       (5,605)
                               ==========   =========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted      $     -      $    -       $       (0.005)
                               ==========   =========    ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted              1,121,000    1,121,000         1,121,000
                               ==========   =========    ===============






    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                            For the Period
                                                           from Sept 25, 1996
                                   For the Six Months       (inception) to
                                     Ended June 30,             June 30,
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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 (unaudited)

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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 (unaudited)

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

              Comprehensive Income
              --------------------

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2000 and for the period from May 30, 1996 (inception) to June 30, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                               D.W.C. INSTALLTIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 (unaudited)

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Impact of Year 2000 Issue
              -------------------------
              As of June 30, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

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

               The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. As of June 30, 2000 no preferred stock nor designations of preferred stock have been determined.

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

            None
                                       10

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               D.W.C INSTALLATIONS
                               Registrant



Date: August 18, 2000              /s/ Hagit Bernstein
                               ---------------------------------
                                 Hagit Bernstein
                                 President