Form 10QSB
period 2001-03-31
DWC INSTALLATIONS
filed 2002-02-21
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of December 31, 2001 - 1,121,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                              D.W.C. INSTALLATIONS

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheet .........................................    3

                Statements of Operations ..............................    4

                Statement of Stockholders' Equity  ....................    5

                Statements of Cash Flows ..............................    6

                Notes to Financial Statements .........................    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................  10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................  10

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................  10

   Item 3.      Defaults by the Company on its Senior Securities .......  10

   Item 4.      Results of Votes of Security Holders ...................  10

   Item 5.      Other Information ......................................  10

   Item 6.      Exhibits and Reports on Form 8-K .......................  10

   Signatures .........................................................   11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                March 31,
                                                                  2001
                                                              -------------
                                                               (unaudited)

                                     ASSETS

   TOTAL ASSETS                                               $    -
                                                              =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   TOTAL LIABILITIES                                          $    -
                                                              -------------


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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the Period
                                        For the 3-Months          from Sept 25,
                                              Ended                   1996
                                             March 31,            (inception) to
                                      ----------------------         March 31,
                                          2001       2000             2001
                                      ----------   ---------     ---------------
REVENUE                               $     -      $    -        $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES                 -           -                 8,605

                                      ----------   ---------     ---------------

LOSS BEFORE TAXES                           -           -                (8,605)

PROVISION FOR INCOME TAXES                  -           -                    -
                                      ----------   ---------     ---------------

NET LOSS                              $     -      $    -        $       (8,605)
                                      ==========   =========     ===============

NET LOSS PER COMMON
SHARE - basic and diluted             $     -      $    -        $       (0.008)
                                      ==========   =========     ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted                     1,121,000    1,121,000          1,121,000
                                      ==========   =========     ===============






    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                          Deficit
                                                                        Accumulated       Total
                                       Common Stock      Additional     During the     Stockholders'
                                   -------------------    Paid-In       Development      Equity
                                    Shares     Amount     Capital          Stage       (Deficiency)
                                   -------     --------  ------------   -----------    ------------
  Balance, September 25, 1996            -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on September 25, 1996
  at $0.005 per share              1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1996       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------

  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------

  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss (Unaudited)                   -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2001
   (Unaudited)                     1,121,000     1,121        7,484       (8,605)                -
                                   =========   ========   =========     ===========    ===========





     The accompanying notes are integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                             For the Period
                                                           from Sept. 25, 1996
                                  For the Three Months       (inception) to
                                     Ended March 31,             March 31,
                                 ----------------------    -----------------
                                    2001         2000             2001
                                 ----------   ---------     ---------------

CASH USED IN OPERATING
ACTIVITES
   Net Loss                      $      -     $     -       $      (8,605)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issuance of Common Stock      $      -     $     -       $       5,605
   Contribution by officer              -           -               3,000
                                 ----------   ---------     ---------------
Net Cash from Financing
  Activites                      $      -     $     -       $       8,605

NET CHANGE IN CASH AND CASH             -           -                 -
EQUIVALENTS

CASH AND CASH EQUIVALENTS -             -           -                 -
beginning of period
                                 ----------   ---------     ---------------

CASH AND CASH EQUIVALENTS -
end of period                    $      -     $     -       $         -
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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (unaudited)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of DWC Installations ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (unaudited)

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

                               D.W.C. INSTALLTIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (unaudited)

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

     Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

           None

     (b)   Reports on Form 8-K

            None
                                       10

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               D.W.C. INSTALLATIONS
                               Registrant



Date: February 20, 2002           /s/ Alan Schram
                               ---------------------------------
                                 Alan Schram
                                 President