Form 10QSB
period 2001-06-30
DWC INSTALLATIONS
filed 2002-02-21
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                              D.W.C. INSTALLATIONS

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheet .........................................    3

                Statements of Operations ..............................    4

                Statement of Stockholders' Equity .....................    5

                Statements of Cash Flows ..............................    6

                Notes to Financial Statements .........................    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................   8

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................   9

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................  10

   Item 3.      Defaults by the Company on its Senior Securities .......  10

   Item 4.      Results of Votes of Security Holders ...................  10

   Item 5.      Other Information ......................................  10

   Item 6.      Exhibits and Reports on Form 8-K .......................  10

   Signatures .........................................................   11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                                 BALANCE SHEET


                                                                June 30,
                                                                  2001
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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 For the Period
                                                                                 from Sept. 25,
                                 For the Three Months   For the Six Months            1996
                                     Ended June 30,      Ended June 30,           (inception) to
                                ----------------------  ----------------------        June 30,
                                    2001       2000        2001         2000           2001
                                ----------   ---------  ----------   ---------    ---------------
REVENUE                         $     -      $    -     $     -      $    -       $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -           -           -           -                8,605

                                ----------   ---------  ----------   ---------    ---------------

LOSS BEFORE TAXES                     -           -           -           -               (8,605)

PROVISION FOR INCOME TAXES            -           -           -           -                   -
                                ----------   ---------  ----------   ---------    ---------------

NET LOSS                        $     -      $    -     $     -      $    -       $       (8,605)
                                ==========   =========  ==========   =========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $    -     $     -      $    -       $       (0.008)
                                ==========   =========  ==========   =========    ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000  1,121,000    1,121,000         1,121,000
                                ==========   =========  ==========   =========    ===============






    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated       Total
                                       Common Stock      Additional     During the     Stockholders'
                                   -------------------    Paid-In       Development      Equity
                                    Shares     Amount     Capital          Stage       (Deficiency)
                                   -------     --------  ------------   -----------    ------------
  Balance, September 25, 1996            -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on September 25, 1996
  at $0.005 per share              1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 1996       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   -------     --------   ---------     -----------    -----------

  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   -------     --------   ---------     -----------    -----------

  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -


  Net loss (Unaudited)                   -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, June 30, 2001
    (Unaudited)                    1,121,000     1,121        7,484       (8,605)                -
                                   =========   ========   =========     ===========    ===========



     The accompanying notes are integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             For the Period
                                                           from Sept 25, 1996
                                   For the Six Months       (inception) to
                                     Ended June 30,             June 30,
                                 ----------------------    -----------------
                                    2001         2000             2001
                                 ----------   ---------     ---------------

CASH USED IN OPERATING
ACTIVITES
   Net Loss                      $      -     $     -       $      (8,605)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issuance of Common Stock      $      -     $     -       $       5,605
   Contribution by officer              -           -               3,000
                                 ----------   ---------     ---------------
Net Cash from Financing
   Activities                    $      -     $      -       $      8,605
                                 ----------   ---------     ---------------

NET CHANGE IN CASH AND CASH             -           -                 -
EQUIVALENTS

CASH AND CASH EQUIVALENTS -             -           -                 -
beginning of period
                                 ----------   ---------     ---------------

CASH AND CASH EQUIVALENTS -
end of period                    $      -     $     -       $         -
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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (unaudited)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of DWC Installations ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (unaudited)

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

                               D.W.C. INSTALLTIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (unaudited)

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

Item 3.     Defaults by the Company on its Senior Securities - None.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

     (a)   Exhibits

           None

     (b)   Reports on Form 8-K

     The Registrant filed a report on Form 8-K dated April 6, 2001, to report a change in certifying accountants.

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