Form 10KSB
period 2001-12-31
DWC INSTALLATIONS
filed 2002-04-19
CIK 1106861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had no operating revenues for the year ended December 31, 2001.

As of Dec. 31, 2001, there were 1,121,000 million shares of the issuer's common stock outstanding. There is no public trading market for the issuer's common stock.

                              D.W.C. INSTALLATIONS
                                   FORM 10-KSB
                                December 31, 2001


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


Employees
---------
At December 31, 2001, the company had no full time employees.

The Company's executive offices are located at 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403. Its telephone number is (818) 380-8161.


ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties.

The Company presently occupies office space supplied by an officer/director at 15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


ITEM 3.      LEGAL PROCEEDINGS

There are no pending legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the Security Holders during the quarter ended December 31, 2001.

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

Approximate Number of Equity Security Holders
---------------------------------------------
At December 31, 2001 there were approximately 25 holders of record of the Company's common stock.


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

     None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President/ Secretary/Treasurer has agreed to allocate a portion of said time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by his devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons Resumes."

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

Lock-Up Agreement

     Each of the principle shareholders of the Company has executed and delivered a "lock-up" letter agreement affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has entered into a merger or acquisition agreement, or the Company is no longer classified as a "blank check" company, whichever first occurs.


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

       Statements of Cash Flows............................F-5

       Notes to Financial Statements.......................F-6

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF D.W.C. INSTALLATIONS:

We have audited the accompanying balance sheet of D.W.C. Installations (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001 and for the period from September 25, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D.W.C. Installations as of December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and for the period from September 25, 1996 (inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States.

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



                                     STONEFIELD JOSEPHSON, INC.
                                     Certified Public Accountants

Santa Monica, California
April 2, 2002

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001



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
                                                        =============








    The accompanying notes are an integral part of the financial statements

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                   For the
                                                                 Period from
                                   For The Year Ended           Sept. 25, 1996
                                      December 31,               (inception) to
                                ------------------------          December 31,
                                   2001           2000               2001
                                ---------     ----------        ---------------

  REVENUE                       $       -     $        -      $             -

  ADMINISTRATIVE EXPENSES               -          3,000                8,605
                                ---------     ----------      ----------------

  NET LOSS                      $       -     $   (3,000)     $        (8,605)
                                ==========     ==========     ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted           $       -     $   (0.003)     $        (0.008)
                                =========     ==========      ===============

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted           1,121,000      1,121,000            1,121,000
                                =========     ==========        =============












    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                          Deficit
                                                                        Accumulated       Total
                                       Common Stock      Additional     During the     Stockholders'
                                   -------------------    Paid-In       Development      Equity
                                    Shares     Amount     Capital          Stage       (Deficiency)
                                   ---------   --------  ------------   -----------    ------------
  Balance, September 25, 1996            -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on September 25, 1996
  at $0.005 per share              1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1996       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------

  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------

  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -
                                   =========   ========   ===========   ===========    ===========



     The accompanying notes are integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                   For the
                                                                 Period from
                                   For The Year Ended           Sept. 25, 1996
                                      December 31,               (inception) to
                                ------------------------          December 31,
                                   2001           2000               2001
                                ---------     ----------        ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
        Net loss                $       -      $  (3,000)        $      (8,605)
                                ---------      ---------         -------------


   CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Issuance of common
        stock for cash                  -              -                 5,605
      Contribution by officer           -          3,000                 3,000
                                ---------      ---------         -------------

  Net cash provided by
    Financing activities                -          3,000                 8,605
                                ---------      ---------         -------------

   Net change in cash
    and cash equivalents                -              -                     -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - beginning of period               -              -                     -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - ending of period          $       -      $       -         $           -
                                =========      =========         =============


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
     Interest paid              $       -      $       -         $           -
                                =========      =========         =============
     Income taxes paid          $       -      $       -         $           -
                                =========      =========         =============


    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

                              D.W.C. INSTALLATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

               Comprehensive Income
               --------------------
               As of December 31, 2001, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

               Recent Accounting Pronouncements
               --------------------------------
               In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement was effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact on the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                              D.W.C. INSTALLATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

                              D.W.C. INSTALLATIONS
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 -       RELATED PARTY TRANSACTIONS

               The Company neither owns nor leases any real or personal property. An officer of the Company provides office services without charge. Such costs are immaterial to the financial statement and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities which may be in conflict with the Company. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 3 -       STOCKHOLDERS' EQUITY

               In February 2000, the Company restated its Articles of Incorporation to designate 10,000,000 shares of preferred stock with a par value of $0.001 and increase the authorized number of common stock from 25,000 to 75,000,000 shares.

               The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. As of December 31, 2001, no preferred stock nor designations of preferred stock have been determined.

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

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
              DISCLOSURE

     As reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, effective April 6, 2001 the Company retained Stonefield Josephson, Inc. ("Stonefield") to act as the Company's independent certified public accountant. In this regard Stonefield replaced Merdinger, Fruchter, Rosen & Corso, P.C., (MFR&C) which audited the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 and for the period from September 25, 1996 (date of inception) to December 31, 1999. MFR&C stated in their report to the Company's financial statements for the years ended December 31, 1999 and 1998, and for the period from September 26, 1996 (date of inception) to December 31, 1999 that, because the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.

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

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2001. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

  Name                           Age        Position
  ----                           ---        --------
Alan Schram                      31        President/Secretary/Treasurer
                                            and sole Director


Resume
------

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

Alan Schram was late in the filing of a Form 3, but it has been filed as of the date of filing of this report.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Chief Executive Officers for the fiscal years ended December 31, 2001 and 2000.

                           Summary Compensation Table

                                   Annual Compensation   Long-term Compensation
                                 --------------------- -------------------------
                                   Restricted
                        Fiscal        Salary/             Stock
Name                     Year          Fees     Bonus    Awards (#)   Options(#)
------------------     ---------    ------------ ----   ----------  -----------
Alan Schram              2000            0        0        0            0
                         2001            0        0        0            0


Compensation to Directors
-------------------------
None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership information as of December 31, 2001 with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

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
as a Group (1 individual)

-------------
(1) Percentage of ownership is based on 1,121,000 shares of common stock outstanding as of December 31, 2001.


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

         ** Filed as Exhibit 99.1 to the Company's Report on Form 8-K filed April 16, 2001 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of April, 2002.


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



Date: April 18, 2002                 /s/ Alan Schram            President,
                                    --------------------        Secretary,
                                        Alan Schram             Treasurer,
                                                                Director