Form 10QSB
period 2002-03-31
DWC INSTALLATIONS
filed 2002-05-15
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of March 31, 2002 - 1,121,000 shares of Common Stock, $.001 par value per share.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                                 BALANCE SHEET


                                                                March 31,
                                                                  2002
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
                                                              -------------


   STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                              -
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       1,121,000 shares issued and
       outstanding                                                1,121
     Additional paid-in capital                                  11,734
     Deficit accumulated during the
      development stage                                         (12,855)
                                                              -------------


        TOTAL STOCKHOLDERS' EQUITY                                 -
                                                              -------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                              $    -
                                                              =============


    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             For the Period
                                                              from Sept. 25,
                                 For the Three Months            1996
                                   Ended March 31,          (inception) to
                                ----------------------         March 31,
                                    2002       2001              2002
                                ----------   ---------      ---------------
REVENUE                         $     -      $    -         $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES         4,250           -               12,855

                                ----------   ---------      ---------------

LOSS BEFORE TAXES                  (4,250)        -                (12,855)

PROVISION FOR INCOME TAXES            -           -                     -
                                ----------   ---------      ---------------

NET LOSS                        $  (4,250)   $    -         $      (12,855)
                                ==========   =========      ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $  (0.004)   $    -         $        (0.01)
                                ==========   =========      ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,121,000    1,121,000           1,121,000
                                ==========   =========      ===============





    The accompanying notes are an integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                          Deficit
                                                                        Accumulated       Total
                                       Common Stock      Additional     During the     Stockholders'
                                   -------------------    Paid-In       Development      Equity
                                    Shares     Amount     Capital          Stage       (Deficiency)
                                   -------     --------  ------------   -----------    ------------
  Balance, September 25, 1996            -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on September 25, 1996
  at $0.005 per share (Restated
  for 100:1 stock split)           1,121,000     1,121        4,484            -             5,605

  Net loss                               -           -            -       (5,605)           (5,605)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1996       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------

  Balance, December 31, 1997       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------

  Balance, December 31, 1998       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       1,121,000     1,121        4,484       (5,605)                -

  Net loss                               -           -            -       (3,000)           (3,000)
  Contribution by officer                -           -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       1,121,000     1,121        7,484       (8,605)                -

  Net loss                               -          -             -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       1,121,000     1,121        7,484       (8,605)                -

  Net loss (Unaudited)                   -           -            -       (4,250)           (4,250)
  Contribution by officer                -           -        4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2002
    (Unaudited)                    1,121,000     1,121       11,734      (12,855)                -
                                   =========   ========   =========     ===========    ===========


     The accompanying notes are integral part of the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             For the Period
                                                           from Sept 25, 1996
                                  For the Three Months       (inception) to
                                     Ended March 31,            March 31,
                                 ----------------------    -----------------
                                    2002         2001             2002
                                 ----------   ---------     ---------------

CASH USED IN OPERATING
ACTIVITES
   Net Loss                      $  (4,250)   $     -       $     (12,855)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issuance of Common Stock      $      -     $     -       $       5,605
   Contribution by officer           4,250          -               7,250
                                 ----------   ---------     ---------------
Net Cash from Financing
   Activities                    $   4,250    $     -       $      12,855
                                 ----------   ---------     ---------------

NET CHANGE IN CASH AND CASH             -           -                 -
EQUIVALENTS

CASH AND CASH EQUIVALENTS -             -           -                 -
beginning of period
                                 ----------   ---------     ---------------

CASH AND CASH EQUIVALENTS -
end of period                    $      -     $     -       $         -
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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of D.W.C. Installations ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                              D.W.C. INSTALLATIONS
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE 2 -       RELATED PARTY TRANSACTION

               The Company incurred legal and accounting fees of $4,250 in the quarter ended March 31, 2002 which were paid by an officer of the Company. The officer does not expect this amount to be paid back by the Company and therefore the amount is considered as additional paid-in capital.

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



                               D.W.C. INSTALLATIONS
                               Registrant



Date: May 14, 2002              /s/ Alan Schram
                               ----------------------
                                 Alan Schram
                                 President