Form 10QSB
period 2002-06-30
DWC INSTALLATIONS
filed 2002-08-14
CIK 1106861

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-29611

D.W.C. INSTALLATIONS
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0370247 (IRS Employer Identification No.)

2401 Crow Canyon Rd., Suite 201, San Ramon, CA 94583
(Address of principal executive offices)

(925) 362-9306
(Issuer's telephone number)

1503 Ventura Blvd., Suite 1510, Sherman Oaks, CA 91403 (818) 380-8161
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 12, 2002, the number of shares of Common Stock issued and outstanding was 2,287,755.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

D.W.C. INSTALLATIONS

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.W.C. INSTALLATIONS
(A Development Stage Company)
BALANCE SHEET

June 30, 2002
ASSETS
TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
ACCOUNTS PAYABLE	$12,952

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	$—
Common stock, $0.001 par value; 75,000,000 shares authorized; 1,121,000 shares issued and outstanding	1,121
Additional paid-in capital	9,484
Deficit accumulated during the development stage	(23,557)

TOTAL STOCKHOLDERS' DEFICIT	$(12,952)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—

The accompanying notes are an integral part of the financial statements.

D.W.C. INSTALLATIONS
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period September 25, 1996 (inception) to June 30, 2002
	2002	2001	2002	2001
REVENUE	$—	$—	$—	$—	$—
GENERAL, SELLING AND ADMINISTRATIVE EXPENSES	10,702	—	14,952	—	23,557

LOSS BEFORE TAXES	(10,702)	—	(14,952)	—	(23,557)
PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(10,702)	$—	$(14,952)	$—	$(23,557)

NET LOSS PER COMMON SHARE—basic and diluted	$(0.010)	$—	$(0.013)	$—	(0.021)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—basic and diluted	1,121,000	1,121,000	1,121,000	1,121,000	1,121,000

The accompanying notes are an integral part of the financial statements.

D.W.C. INSTALLATIONS
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Deficit Total During the Development Stage
			Accumulated Additional Paid-In Capital		Stockholders' Equity (Deficit)
	Shares	Amount
Balance, September 25, 1996	—	$—	$—	$—	$—
Issuance of common stock for cash on September 25, 1996 at $0.005 per share	1,121,000	1,121	4,484	—	5,605
Net loss	—	—	—	(5,605)	(5,605)

Balance, December 31, 1996	1,121,000	1,121	4,484	(5,605)	—
Net loss	—	—	—	—	—

Balance, December 31, 1997	1,121,000	1,121	4,484	(5,605)	—
Net loss	—	—	—	—	—

Balance, December 31, 1998	1,121,000	1,121	4,484	(5,605)	—
Net loss	—	—	—	—	—

Balance, December 31, 1999	1,121,000	1,121	4,484	(5,605)	—
Net loss	—	—	—	(3,000)	(3,000)
Contribution by officer	—	—	3,000	—	3,000

Balance, December 31, 2000	1,121,000	1,121	7,484	(8,605)	—
Net loss	—	—	—	—	—

Balance, December 31, 2001	1,121,000	1,121	7,484	(8,605)	—
Net loss (Unaudited)	—	—	—	(14,952)	(14,952)
Contribution by former officer	—	—	2,000	—	2,000

Balance, June 30, 2002 (unaudited)	1,121,000	1,121	9,484	(23,557)	(12,952)

The accompanying notes are integral part of the financial statements.

D.W.C. INSTALLATIONS
(Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
			For the Period from Sept 25, 1996 (inception) to June 30, 2002
	2002	2001
CASH USED IN OPERATING ACTIVITES
Net Loss	$(14,952)	$—	$(23,557)
Increase (decrease) in liabilities:
Accounts payable	12,952	—	12,952

Net Cash from Operating Activities	$(2,000)	$—	$(10,605)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	$—	$—	$5,605
Contribution by officer	2,000	—	5,000

Net Cash from Financing Activities	$2,000	$—	$10,605

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year—
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

D.W.C. INSTALLATIONS
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002 (unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        D.W.C. Installations ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

        On July 3, 2002, the Company entered into a Plan of Recorganization and Acquisition Agreement with The Children's Internet, Inc. (TCI), a California corporation. Pursuant to the Plan, TCI purchased 1,166,755 shares of the Company's common stock for a price of $150,000 from existing shareholders of the Company. Total issued and outstanding shares were increased to 2,287,755 shares as a result of the sale. As a result of this transaction, the Company becomes a majority-owned subsidiary of The Children's Internet, Inc.

Basis of Presentation

        The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2001.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a private placement offering of the Company's common stock. The additional funds would be used to implement operations under a tentative royalty agreement with Two Dog Net, Inc. to be the exclusive marketers of its proprietary and patent-pending secured Internet service for pre-school to junior high school aged children called The Children's Internet™.

New Accounting Pronouncement

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Subsequent Event

        On July 3, 2002, The Children's Internet (TCI) purchased 1,166,755 shares of the Company's common stock for the price of $150,000. The proceeds were used to pay a consulting fee of $142,248 to its former chairman and president and legal fees of $7,752 to its legal counsel. The legal fees, amounting to $7,752, were accrued in the accompanying statements of operations for the three months and six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

        THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "WILL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

OVERVIEW

        D.W.C. Installations is a development stage company that has not commenced any operations from inception to date. On July 3, 2002, The Children's Internet, Inc. purchased a majority of the outstanding shares of the Company.

PLAN OF OPERATION

        In August 2002, the Company expects to enter into a royalty and licensing agreement with Two Dog Net Inc. to be the exclusive marketers of their proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet®. The Company will be introducing what should be the first Internet service designed specifically for children. The Children's Internet® allows real time access to pre-selected educational resources and entertaining Web sites all within its safe, "protective bubble." The proprietary, patent-pending security software, SafeZone Technology® should offer security against Internet predators and Internet content that is inappropriate for children. The Children's Internet® expects to provide secure, affordable Internet access initially priced from $9.95 to $12.95 per month, which includes secure e-mail, homework help, games, news, portals to educational resources and access to millions of web pages that have been pre-approved for educational and entertaining values. By the end of fiscal 2002, the Company plans to have conducted a limited initial media test to introduce its services to the public at large via a 30-minute infomercial. The results from the media test which should be conducted in the fourth quarter will serve as a basis for the ongoing media plan to launch the infomercial on a national basis anticipated to begin the first quarter of 2003

        In September 2002, the Company plans to offer a private placement pursuant to the provisions of section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission selling one million shares of Company common stock at an expected offering price of $3.00 per share. By December 2002, management expects to raise a total of $250,000. The Company plans to use the net proceeds from the anticipated private placement offering for general operating expenses (rent, payroll and utilities) and for the purchase of media time and customer service expenditures related to the implementation of the media test of the 30-minute direct response infomercial for The Children's Internet®. The Company plans to continue the private placement throughout 2003 to finance the Company's operations.

        In order to implement the strategic marketing plan and sales plan and to meet the Company's expected working capital needs it is estimated the Company will need to raise $500,000 during the next six months. These funds would be raised through public or private offerings of the Company's securities or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations and the stockholders may lose their entire investment.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected financial information for D.W.C. Installations:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(unaudited)	(unaudited)
Statement of Operations Data:
Revenue	$-0-	$-0-
Net Loss	$(14,952)	$-0-
Net Loss Per Share	$(0.013)	$-0-

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

REVENUES/ COST OF SALES

        As the Company is still in the development stage, it has not had any revenues or the related costs of goods sold for the six months ended June 30, 2002 or for the same period in 2001.

OPERATING EXPENSES

        Operating expenses were $14,952 for the six months ended June 30, 2002 compared to $-0- for the six months ended June 30, 2001, due to the ramping up of the Company's business plan.

NET LOSS

        The Company experienced a net loss of $(14,952), consisting entirely of operating expenses, for the six months ended June 30, 2002 as compared to a net loss of $-0- for the six months ended June 30, 2001 as the Company was dormant during the same period last year.

THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

REVENUES/COST OF SALES

        As the Company is still in the development stage, it has not had any revenues or the related costs of goods sold for the three months ended June 30, 2002 or for the same period in 2001.

OPERATING EXPENSES

        Operating expenses were $10,702 for the three months ended June 30, 2002 compared to $-0- for the three months ended June 30, 2001, due to the ramping up of the Company's business plan.

NET LOSS

        The Company experienced a net loss of $(10,702), consisting entirely of operating expenses, for the three months ended June 30, 2002 as compared to a net loss of $-0- for the three months ended June 30, 2001 as the Company was dormant during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has no cash and will need to raise approximately $500,000 to cover its operating expenses over the next six months. This amount is based upon marketing and distribution of the licensed technology from Two Dog Net, Inc. We may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On or about July 3, 2002, we issued 1,166,755 shares of common stock to The Children's Internet, Inc. This transaction is described in our Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder filed on August 9, 2002, and our Current Report on Form 8-K filed with the SEC on July 18, 2002. There was no underwriter involved in these issuances and no commissions were paid to any person in connection with these issuances. These issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

  1.
  The following Exhibits are filed herein:

  10.1
  Plan of Reorganization and Acquisition by which The Children's Internet, Inc. (a California corporation) shall acquire a Majority Interest of DWC Installations, Inc. (a Nevada corporation) dated July 3, 2002*

  99.1
  Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    *
    Incorporated by reference to Current Report on Form 8-K filed with the SEC on July 18, 2002 as SEC File Number 000-29611.

  2.
  During the quarterly period ended June 30, 2002, we filed the following Current Reports on Form 8-K with the SEC:

Date of Filing	Description
July 18, 2002	Change in control of registrant

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 12, 2002	D.W.C. Installations
/s/ SHOLEH HAMEDANI
	By:	Sholeh Hamedani
	Its:	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

QuickLinks

D.W.C. INSTALLATIONS INDEX
PART I—FINANCIAL INFORMATION
D.W.C. INSTALLATIONS (A Development Stage Company) BALANCE SHEET
D.W.C. INSTALLATIONS (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)
D.W.C. INSTALLATIONS (A Development Stage Company) STATEMENTS OF STOCKHOLDERS' DEFICIT
D.W.C. INSTALLATIONS (Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)
D.W.C. INSTALLATIONS (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES