Form 10QSB
period 2002-09-30
DWC INSTALLATIONS
filed 2002-11-15
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-29611

D.W.C. INSTALLATIONS

(Exact name of small business issuer as specified in its charter)

Nevada	88-0370247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2401 Crow Canyon Rd., Suite 201, San Ramon, CA 94583
(Address of principal executive offices)

(925) 362-9306
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 11, 2002, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

D.W.C. INSTALLATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.W.C. INSTALLATIONS

(A Development Stage Company)

BALANCE SHEET

September 30, 2002
(unaudited)
ASSETS

Intangible Asset
Technology License, net of accumulated amortization of $55,556	$1,944,444

TOTAL ASSETS	$1,944,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts Payable and Accrued Expenses	$80,458
Due to Parent Company	43,332

Total Current Liabilities	123,790

Long Term Liability
Technology License fee payable to related party	1,984,500

TOTAL LIABILITIES	2,108,290

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	$—
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,287,755 shares issued and outstanding	2,288
Additional paid-in capital	158,317
Deficit accumulated during the development stage	(324,451)

TOTAL STOCKHOLDERS’ DEFICIT	(163,846)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,944,444

The accompanying notes are an integral part of the financial statements.

D.W.C. INSTALLATIONS

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period September 25, 1996 (inception) to September 30,
	2002	2001	2002	2001	2002

REVENUE	$—	$—	$—	$—	$—

Selling, General and Administrative Expenses	(245,338)	—	(260,290)	—	(268,895)
Amortization of Technology License	(55,556)		(55,556)		(55,556)

Loss before Taxes	(300,894)	—	(315,846)	—	(324,451)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(300,894)	$—	$(315,846)	$—	$(324,451)

Net Loss per Common Share - basic and diluted	$(0.13)	$—	$(0.21)	$—	(0.28)

Weighted Average Number of Common Shares Outstanding - basic and diluted	2,249,709	1,121,000	1,501,371	1,121,000	1,168,941

The accompanying notes are an integral part of the financial statements.

D.W.C. INSTALLATIONS

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit)
	Shares	Amount

Balance, September 25, 1996	—	$—	$—	$—	$—

Issuance of common stock for cash on September 25, 1996, restated for 100:1 stock split, at $0.005 per share	1,121,000	1,121	4,484	—	5,605

Net loss	—	—	—	(5,605)	(5,605)
Balance, December 31, 1996	1,121,000	1,121	4,484	(5,605)	—

Net loss	—	—	—	—	—

Balance, December 31, 1997	1,121,000	1,121	4,484	(5,605)	—

Net loss	—	—	—	—	—

Balance, December 31, 1998	1,121,000	1,121	4,484	(5,605)	—

Net loss	—	—	—	—	—

Balance, December 31, 1999	1,121,000	1,121	4,484	(5,605)	—

Net loss	—	—	—	(3,000)	(3,000)
Contribution by officer	—	—	3,000	—	3,000

Balance, December 31, 2000	1,121,000	1,121	7,484	(8,605)	—

Net loss	—	—	—	—	—

Balance, December 31, 2001	1,121,000	1,121	7,484	(8,605)	—

Issuance of common stock for cash on July 3, 2002 at $0.13 per share (unaudited)	1,166,755	1,167	148,833		150,000
Net loss (unaudited)	—	—	—	(315,846)	(315,846)
Contribution by former officer (unaudited)	—	—	2,000	—	2,000
Balance, September 30, 2002 (unaudited)	2,287,755	2,288	158,317	(324,451)	(163,846)

The accompanying notes are integral part of the financial statements.

D.W.C. INSTALLATIONS

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,		For the Period from Sept 25, 1996 (inception) to September 30,
	2002	2001	2002
CASH USED IN OPERATING ACTIVITES
Net Loss	$(315,846)	$—	$(324,451)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Technology License	55,556		55,556
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	80,458	—	80,458
Due to Parent Company	43,332		43,332

Net cash used in operating activities	$(136,500)	$—	$(145,105)

CASH FLOWS USED IN INVESTMENT ACTIVITIES

Net cash used in investment activities	—	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Payment of technology license fee payable to related party	$(15,500)		$(15,500)
Issuance of Common Stock	150,000	—	155,605
Contribution by officer	2,000	—	5,000

Net Cash provided by financing activities	$136,500	$—	$145,105
	—	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents - beginning of period	—	—	—

Cash and Cash Equivalents - end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY

During the nine months ended September 30, 2002, the Company acquired its technology license by the commitment to pay $2,000,000 to a related party.

The accompanying notes are an integral part of the financial statements.

D.W.C. INSTALLATIONS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002 (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

D.W.C. Installations, (“Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, the Company entered into a Plan of Reorganization and Acquisition Agreement with The Children’s Internet, Inc. (“TCI”) a California Corporation.  Pursuant to the Plan, TCI purchased 1,166,755 shares of the Company’s common stock for a price of $150,000 of newly issued shares of the Company.  Total issued and outstanding shares were increased to 2,287,755 as a result of this sale.  As a result of this transaction, the Company became a majority-owned subsidiary of TCI.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.   The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.  These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.   At present, the Company has signed a contract establishing an initial revenue source but is only in the process of implementing its business plan and initiating this initial revenue source.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and   classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 - INTANGIBLE ASSET

Technology License

On September 10, 2002, the Company entered into a  renewable five year royalty and licensing agreement with Two Dog Net, Inc., a related party see Note 3, (“TDN”), to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children’s Internet®.  Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.  The Company has capitalized the initial amount payable for the technology license which will be amortized over three years, the expected useful life of the license.

NOTE 3 - LONG TERM LIABILITY

Technology License Fee and Royalty Agreement Payable to Related Party

Under the terms of the license agreement with TDN, in addition to a monthly royalty payment of 7% of Net Sales of The Children’s Internet® product, the Company is required to pay an additional $2,000,000 no later than September 10, 2004.  The Company paid $15,500 of  this amount during the quarter ended September 30, 2002.  Under certain circumstances, the Company may elect to pay the entire balance due earlier than September 10, 2004, in which case the Company can pay a discounted amount.  The amount payable is unsecured and interest free.

The Company and TDN are related parties in that the President of the Company is the sole shareholder of the Parent Company, TCI, a past President of TDN until August 1, 2002, and the owner of 12.2% of the shares of TDN.  In addition, the father of the President, the Chairman and Founder of TDN since its inception in 1995, is now the President of TDN.

NOTE 4 - SUBSEQUENT EVENT

License Agreement Amendment

On November 5, 2002, the Company amended the License Agreement with TDN to exchange two million shares of its Series A Convertible Preferred Stock for the long term debt owed to TDN of $1,984,500.   The effect of the transaction will be to increase the Stockholder’s Equity of the Company by $1,984,500 and to reduce long-term debt by a like amount.  The Board has approved the issuance of the Preferred shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE “FORWARD-LOOKING STATEMENTS” AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS; DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

D.W.C. Installations is a development stage company that has not commenced any operations from inception to date.  On July 3, 2002, The Children’s Internet, Inc. purchased a majority of the outstanding shares of the Company.

PLAN OF OPERATION

On September 10, 2002, the Company entered into a royalty and licensing agreement with Two Dog Net Inc. to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children’s Internet®.  The Company will be introducing the first, fully comprehensive Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the World Wide Web.  The Children’s Internet® allows real time access to pre-selected educational resources and entertaining Web sites all within its safe, “protective bubble.” The proprietary, patent-pending security software, SafeZone Technology® offers unprecedented security against Internet predators and Internet content that is inappropriate for children.  Not only does it provide secure, affordable live Internet access,  it also provides secure e-mail and chat, homework help, games, news, super portals to educational resources and access to millions of web pages that have been pre-approved for educational and entertaining values.   During fiscal 2003, the Company plans to conduct a limited initial media test to introduce its services to the public at large via a 30-minute infomercial.  The infomercial was produced by Two Dog Net, Inc. over a two-year period and is “ready to air.”  The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter.  The Company plans to outsource all non-strategic core competencies.  By following this strategy, the Company intends to minimize the number of employees required to manage the intended growth through 2003 and believes the increase in employees will be less than ten.  The Company has identified the ability to bring a marketing message to the consumer quickly and effectively as its core strategic competence.

The Company has financed its operations since inception from the sale of equity.  In order to implement the strategic marketing plan and sales plan and to meet the Company’s anticipated working capital needs, during the next nine months, $500,000 in funds will need to be raised.

Additional funds may also be required in order to proceed with the business plan outlined above.  These funds would be raised through additional private placements or other financial arrangements including debt or equity.  There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company’s ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing.  If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations.

ITEM 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On or about July 3, 2002, we issued 1,166,755 shares of common stock to The Children’s Internet, Inc.  This transaction is described in our Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder filed on August 9, 2002, and our Current Report on Form 8-K filed with the SEC on July 18, 2002.  There was no underwriter involved in this issuance and no commissions were paid to any person in connection with this issuance. The issuance was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about November 5, 2002, we designated and issued 2,000,000 shares of Series A Preferred Stock to Two Dog Net, Inc. in exchange for the $1,984,500 we owed to Two Dog Net, Inc. under our license agreement with them.  There was no underwriter involved in this issuance and no commissions were paid to any person in connection with this issuance.  The issuance was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

906

1.             The following Exhibits are filed herein:

No.	Title

10.1	Amendment to License Agreement with Two Dog Net, Inc., dated November 5, 2002
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.             During the quarterly period ended June 30, 2002, we filed the following Current Reports on Form 8-K with the SEC:

Date of Filing	Description

July 18, 2002	Change in control of registrant
September 12, 2002	License Agreement with Two Dog Net, Inc.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 12, 2002	D.W.C. Installations

/s/ Sholeh Hamedani
By: Sholeh Hamedani
Its: President and Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer)

DATED: November 12, 2002	D.W.C. Installations

/s/ James Lambert
By: James Lambert
Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of D.W.C. Installations (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sholeh Hamedani, Chief Executive Officer and President, of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)          I have reviewed the Report;

(2)          Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)          Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)          I and the other certifying officers of the Company:

a.               are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.              have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.               have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d.              have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)          I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)          I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Sholeh Hamedani
Sholeh Hamedani,
Chief Executive Officer and President
November 12, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of D.W.C. Installations (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Lambert, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)          I have reviewed the Report;

(2)          Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)          Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)          I and the other certifying officers of the Company:

a.               are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.              have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.               have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d.              have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)          I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)          I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James Lambert
James Lambert
Chief Financial Officer
November 12, 2002