Form 10KSB
period 2002-12-31
CHILDRENS INTERNET INC
filed 2003-03-31
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000-29611

THE CHILDREN’S INTERNET, INC.

(Name of Small Business Issuer as specific in its Charter)

Nevada

(State or Other Jurisdiction of

Incorporation or Organization)

88-0370247

(I.R.S. Employer

Identification No.)

2401 Crow Canyon Rd., Suite 201, San Ramon, CA

94583

(Address of Principal Executive Offices)

(Zip Code)

Issuer's telephone number, including area code:  (925) 406-2364

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes  X   No __

For the fiscal year ended December 31, 2002, the Company’s revenue was $0.00.

As of March 28, 2003, the number of shares of Common Stock outstanding was 2,287,755.  The aggregate market value of the Company's Common Stock held by non-affiliates as of March 28, 2003 was $-0- as the Company’s Common Stock is not presently quoted or trading on any quotation system or exchange.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072) is incorporated in Part IV, Item 13(a).

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations.  We changed our name to The Children’s Internet, Inc. on December 27, 2002.  We are a development stage company and currently have no revenues, only minimal assets, and have incurred losses since our inception.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company.

On September 10, 2002, we entered into an agreement with Two Dog Net, Inc. (“Two Dog Net”) which gives us the exclusive worldwide right to market, sell, and distribute The Children’s Internet® service and wholesale dial-up Internet service of Two Dog Net.  Beginning on March 3, 2003, we will pay Two Dog Net a per user charge of $3.00 per month for each user accessing The Children’s Internet® service and a per user charge of $3.79 per month for each user accessing the Internet dial-up service.  The per user charge for dial-up access includes up to 150 hours of usage per user per month.  For each hour of usage in excess of 150 hours per user in a given month, we are charged $0.75 per hour.  Our agreement with Two Dog Net has a term of five years from March 3, 2003 and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term.

Principal products or services and their markets

The Children's Internet® offers secure, real time access to approximately one million pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super portals to learning activities and virtually limitless educational resources all within its safe, protected online environment.  We believe that the proprietary, patent-pending security software, Safe Zone Technology® offers unprecedented security against Internet predators and Internet content that is inappropriate for children.  The target market for The Children’s Internet® is the 48 million children on-line in 2002,(1) as well as America’s schools which are connected to the Internet.  The astronomical rate of general Internet use in the United States is expected to grow by 2 million new users per month.(2)  Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns.(3)  Surveys tell us that 85% of all parents with children under 11 years of age have expressed concern for their child’s safety by overseeing each and every click and 45% of all parents feel the Internet is critical for educational purposes.(4)

We will also sell wholesale dial-up service to ISPs.  The US market for Internet services includes over 7,785 ISPs generating revenues of $32.5 billion in 2000.(5)  Many of these ISPs are unable to obtain cost effective pricing from other Tier 1 bandwidth providers.  Through Two Dog Net’s agreement with Qwest Communications as a re-seller of wholesale dial-up service, our agreement with Two Dog Net allows us to present ISPs with the ability to lower their telecommunications costs and obtain a national reach by becoming able to accept subscribers from across the United States.

1 – Internet Commerce & Communications Division, Information Technology Association of America, February     2002.

2 – Id.

3 – Report from the Internet Commerce & Communications Division, Information Technology Association of America, February 2002.

4 – Greenfield Online, Inc. April 1999.

5 – Cahners In-Stat Group. The U.S. ISP Industry: Revenues and Services (Report # IS00-04SP) September 2000.

Competition

The market for Internet products and services is highly competitive and competition is expected to increase.  There are no substantial barriers to entry in these markets.  Although we currently believe that the diverse segments of the Internet market provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

Our management believes that the principal competitive factors in our market are brand recognition, ease of use, comprehensiveness of available content, customization by the consumer, quality and responsiveness of search results, the availability of high-quality, focused value added services, and required technology to offer access to end users with few interruptions.  Competition among current and future suppliers of Internet navigational and informational services, high-traffic websites and ISPs, could result in significant price competition and reductions in revenues. There can be no assurance that we will be able to compete successfully or that competitive pressures will not have a material adverse effect on our business, operating results, and financial condition.

We compete with other providers of security software, information and community services. Many companies offer competitive products or services addressing filtering of Internet content, including, among others, Net Nanny (Net Nanny Software, Inc.), Cyber Patrol (The Learning Company), Cyber Snoop (Pearl Software, Inc.), Cyber Sentinel (Security Software Systems, Inc.), Cybersitter 97 (Solid Oak Software, Inc.), SurfWatch (SurfWatch Software, Inc.), WebChaperone (WebCo International, Inc.) EdView Channel Lock and EdViewsmart Zone (EdView, Inc.) and X-Stop (Log-On Data, Inc.).  In addition, we compete with online services such as Yahooligans! (Yahoo!), an Internet navigator designed for children in grades K-12; America Online (America Online, Inc.), which offers parental control options for Internet access; and Disney's Blast Online, which also offers child-oriented Internet navigation.  These companies already have an established market presence, and are far ahead of us in gaining market share.  Also, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or commercial online services such as the Microsoft Network (“MSN”) and America Online (“AOL”), currently offer and could further develop, acquire or license Internet search and navigation functions that could compete with our product.

Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or AOL.  Greater competition resulting from such relationships could have a material adverse effect on our business, operating results and financial condition.

Sources and availability of raw materials and principal suppliers

We currently offer two products through our agreement with Two Dog Net: (1) The Children’s Internet® service; and (2) wholesale dial-up Internet service.  There are no other products available through our agreement at the present time, nor do we anticipate being able to offer other products for at least the next twelve months, if not longer.  Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for any revenues.  If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do.  In such an event, we could be forced to cease operations entirely.

We are also dependent upon private third party providers such as Qwest Communications Corporation to provide the principal Internet connection for The Children’s Internet®.  Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, operating results, and financial condition.

Dependence on one or a few major customers

We currently do not have any customers.

Intellectual property

Our success is dependent on the Two Dog Net, Inc. proprietary technology that we market and sell.  Following is a list of the intellectual property we have the rights to use in our selling and marketing efforts of The Children’s Internet from Two Dog Net, Inc.:

·

        “The Children's Internet®” registered trademark.

·

Safe Zone Technology® registered trademark.

·

The Safe Zone Technology® software patent application pending.

·

“Two Dog Net™” a trademark.

Despite our efforts to protect our exclusive sales and marketing rights, unauthorized parties may attempt to copy aspects of products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and while we cannot determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet.  Some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable. In addition, there can be no assurance that patent applications filed by Two Dog Net will result in patents being issued, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to Two Dog Net will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.

Government approval and effect of existing or probable governmental regulations on the business

Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications.  We cannot predict the nature of future legislation and the manner in which government authorities may interpret and enforce that legislation.  As a result, we could be subject to potential liability under future legislation, which in turn could restrict our operations or cause additional expenses or losses.  For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet, this could reduce demand for our products and services and reduce sales and profits.

In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.  These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies.  Changes to laws intended to address these issues could create uncertainty in the marketplace, reducing demand for our services or increasing the cost of doing business as a result of litigation costs or increased service delivery costs.

Research and development

Based on our agreement with Two Dog Net, we will look to Two Dog Net as our research and development partner and will continue to rely on Two Dog Net to keep The Children’s Internet® technology current.  To date, all of the research and development efforts have been performed by Two Dog Net at their expense.

Over the course of the past six years, Two Dog Net has been focused on the development of Safe Zone Technology®, The Children’s Internet®, the creation of unique user interfaces and feature functionality for The Children’s Internet®.  In the future, in association with Two Dog Net, we will explore ways to leverage our current knowledge on compatible product enhancements.  For example, some of the development may focus on interactive learning systems, a parent’s portal, multiple participant interactive games for children, a companion product to The Children’s Internet® aimed at the teen market, and on-line books.

We will only begin development of new products after we have successfully launched The Children’s Internet® and feel comfortable that the research and development effort will not dilute our focus and resources from the success of The Children’s Internet®.

Employees

We currently employ five full-time employees, four in management and one technical employee.  We do not anticipating hiring any additional employees during calendar year 2003.  The Company hires independent contractors on an "as needed" basis only.  The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2. PROPERTIES

We currently lease 2,759 square feet of office space for $4,276.45 per month.  Our lease has a term of 14 months from May 1, 2002 through June 30, 2003.  We conduct all of our operations from these facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any legal proceedings and are not aware of any pending or threatened litigation that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is not currently quoted or traded on any public securities quotation system or exchange.

Holders

As of March 28, 2003, there were 81 shareholders holding certificated securities.  The Company's transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

Dividends

The Company has not paid any dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Selected Financial Data

The following selected statement of operations data for the period from September 25, 1996, the date of our inception, through December 31, 2002 and for the fiscal year ended December 31, 2002 were derived from our financial statements and notes thereto included in this annual report which are audited.  Historical results are not necessarily indicative of results that may be expected for any future period.  The following data should be read in conjunction with "Plan of Operation" and our audited financial statements, including the related footnotes.

	For the year ended December 31, 2002	For the period from September 25, 1996 (inception) through December 31, 2002
Statement of Operations Data
Net sales	$-0-	$-0-
Operating expenses:	392,389	400,994
Operating loss	(392,389)	(400,994)
Net Loss	(392,389)	(400,994)

As of December 31, 2002
Balance Sheet Data:
Total assets	$-0-
Current liabilities	115,389
Total stockholders' deficit	(115,389)

Plan Of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors appearing elsewhere in this annual report.

Effective September 10, 2002, we have an agreement with Two Dog Net, Inc. to be the exclusive marketers of their proprietary and patent pending secured internet service for pre-school to junior high school aged children called The Children’s Internet®.  We plan to introduce the first, fully comprehensive Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the Internet.  During 2003, we plan to conduct a media test to introduce The Children’s Internet® service to the public at large via a 30-minute infomercial.  The infomercial was produced by Two Dog Net over a two-year period and is ready to air.  The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter.  We plan to outsource all non-strategic core competencies.  By following this strategy, we intend to minimize the number of employees required to manage our intended growth through 2003.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to us.  Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director.  Some of these purchasers resold their shares to unrelated third parties.  A portion of the proceeds received from the stock sales by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company, to finance our initial operations thus far.  These amounts are reflected on the financial statements as “Due to Parent Company.”

We have applied for registration of 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering.  If we raise the maximum offering of $8,000,000, our working capital needs will be met for approximately 24 months.

Additional funds may also be required in order to proceed with our marketing plan described above and our business plan described in “Business of the Company” below.  These funds would be raised through additional private placements or other financial arrangements including debt or equity.  There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing.  If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations.

Off-Balance Sheet Arrangements

None.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position
Sholeh Hamedani	35	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
Jamshid Ghosseiri	63	Secretary, Director
Tyler Wheeler	32	Director
Roger Campos, Esq.	56	Director
Dale Boehm	34	Director

Ms. Sholeh Hamedani, is our President, Chief Executive Officer, Chief Financial Officer and has been our Chairman of the Board since August 23, 2002.  From May 2002 through the present, she has served as the President, CEO and Founder of Shadrack Films, Inc., formerly The Children’s Internet, Inc.  From July 1995 to August 2002, she was President and co-founder of Two Dog Net, Inc. a security solutions provider and software developer.  She was responsible for managing product development of new technologies, as well as creating and implementing their marketing strategies. Ms. Hamedani’s experience includes local and national advertising campaigns on television, radio, and print as well as producing, scripting and directing educational video programs and television Infomercials. Prior to Two Dog Net, Inc. Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989.  Ms. Hamedani attended California State University, Hayward majoring in Business Administration from 1985 to1988.

Mr. Jamshid Ghosseiri has been a director since August 23, 2002 and Secretary since January 2, 2003.  From January 9, 1989 through the present, he has served as Chief of the Microbiology Department at Mt. Diablo Medical Center. Mr. Ghosseiri has over 35 years of experience in the field of clinical microbiology and research in infectious diseases. He received a B.S. from San Jose State University in 1966 and completed his Post Graduate Studies in Infectious Diseases at Stanford University in 1969.

Mr. Tyler Wheeler has been a director since August 23, 2002.  Mr. Wheeler has spent the greater portion of his life in the presence of computer technology, specializing in system integration and design.  He co-founded Micro Tech Systems in 1989.  In 1993, he and his father founded Integrative Systems, Inc., a hardware and software computer consulting firm. From January 1996 through the present, Mr. Wheeler serves as Vice President of Technology at Two Dog Net, Inc. a security solutions provider and software developer.  Mr. Wheeler completed a BA in Finance and Business Law at California State University, Fresno in May of 1996.

Mr. Roger Campos, Esq. has been a director since August 23, 2002.  Mr. Campos received his J.D. (law) degree in June 1972 from the United States International University (San Diego, CA) and received his BA in June of 1969 from the University of California at Santa Barbara. He has over 25 years of experience in legal and management positions with five federal U.S. agencies during the Nixon, Ford, and Reagan administrations, including the White House’s Office of Management and Budget. From February 2002 through the present, he serves as President and CEO of the Minority Business Roundtable, a national membership organization, based in Washington DC, for CEOs of the nation’s largest minority-owned companies. From January 2000 to February 2002, Mr. Campos was Executive Director of the Minority Business Roundtable.  From January 1997 to January 2000, he served as Vice President of government relations for the Hispanic Association of Colleges and Universities. Mr. Campos provides consulting services in the areas of contracting, marketing, financing and business transactions.

Mr. Dale Boehm has been a director since August 23, 2002. From July 2001 continuing through the present, Mr. Boehm has served as Director of Sales at Qwest Telecommunications, Inc.  From December 2000 to July 2001, Mr. Boehm was the Regional Vice President of Central Region Sales at OneSecure Inc., a managed security services provider enabling clients to co-manage firewalls. Mr. Boehm was Regional Vice President Enterprise Solutions of GlobalCenter from November 1999 through December 2000 and Manager IP Network Solutions at AT&T from February 1999 through November 1999.  From January 2000 through the present, Mr. Boehm has been an instructor of TCP/IP, Business-to-Business e-Commerce, and IP Technology programs at the University of Wisconsin-Milwaukee.  He is the Chairman on the Executive Steering Committee for the University Outreach Program.  He is also a member of the Information Systems Security Association (ISSA)®.  Mr. Boehm received his Certificate of Telecommunications Analysis from the University of Wisconsin-Milwaukee in 1994 and is currently enrolled at Concordia University, Mequon, Wisconsin for a Bachelor of Arts, Management & Communication degree.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, as well as persons who own more than 10% of our common stock ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  The Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 10.

EXECUTIVE COMPENSATION.

General Compensation Discussion

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors.  All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the last three fiscal years.  None of our officers earned more than $100,000 in the last three fiscal years.

ANNUAL COMPENSATION	LONG TERM COMPENSATION
Awards	Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sholeh Hamedani, President, CEO, CFO	2002	$75,000(1)	$0	$0	$0	-0-	$0	$0
Alan Schram, President, Secretary and Treasurer(2)	2002	$142,848	$0	$0	$0	-0-	$0	$0
	2001	$0	$0	$0	$0	-0-	$0	$0
Hagit Bernstein, President and Secretary(3)	2000	$0	$0	$0	$0	-0-	$0	$0
	1999	$0	$0	$0	$0	-0-	$0	$0
Raphi Shram, Treasurer(4)	2000	$0	$0	$0	$0	-0-	$0	$0
	1999	$0	$0	$0	$0	-0-	$0	$0

1 – Accrued unpaid and was contributed to capital as of December 31, 2002.

2 – Resigned August 12, 2002.

3 – Resigned January 1, 2001.

4 - Resigned January 1, 2001.

No options or SARs where granted to any executive officers.

Employment and Related Agreements

We have not entered into any employment agreements.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than 5% of our common stock as of March 28, 2003 with the number of outstanding shares at 2,287,755; (ii) are our officers or directors; and (iii) all officers and directors as a group:

Name	Number of Shares	Percentage Beneficially Owned(1)
Sholeh Hamedani, President, CEO, CFO, Director(1)	1,166,755(3)	51.0%
Jamshid Ghosseiri, Ph.D., Secretary, Director(2)	-0-	-0-
Tyler Wheeler, CTO, Director(2)	-0-	-0-
Roger Campos, Esq., CTO, Director(2)	-0-	-0-
Dale Boehm, Director(2)	-0-	-0-
All Officers and Directors as a group (5 people)	1,166,755	51.0%
Shadrack Films, Inc.	1,166,755(3)	51.0%

1 – Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2 – c/o 2401 Crow Canyon Road, Suite 201, San Ramon, California  94583.

3 – Consists of 1,166,755 shares of common stock owned by Shadrack Films, Inc formerly known as The Children’s Internet, Inc., a California corporation, of which Sholeh Hamedani is the sole shareholder.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have related parties as follows:

-

        Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, is the sole shareholder of our parent company, Shadrack Films,

        Inc.  Ms. Hamedani was also President of Two Dog Net, Inc., the licensor of The Children’s Internet® technology until August 1, 2002.  Ms.

        Hamedani also owns approximately 10% of the total outstanding shares of Common Stock of Two Dog Net, Inc.

-

Ms Hamedani’s father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net, Inc.

On June 28, 2002, we entered into a Consulting Agreement with Alan Schram. This agreement provides for Alan Schram to provide consulting services to us.  In return for his services, the agreement entitles Alan Schram to receive 25,000 shares of our common stock at the completion of the agreement’s four month term.  We are currently in negotiations with Mr. Schram to extend the term of this agreement.  As of the date hereof, these shares have not been issued.  Alan Schram is our former President, Secretary, Chief Financial Officer and Director.

On July 3, 2002, we entered into an agreement with Shadrack Films, Inc.  Pursuant to the agreement, we sold 1,166,755 newly issued shares of our common stock to Shadrack Films, Inc. in exchange for an aggregate purchase price of $150,000.  Sholeh Hamedani is the sole shareholder of Shadrack Films, Inc.

On September 10, 2002, we entered into an agreement with Two Dog Net, Inc. for the exclusive rights to market, sell and distribute The Children’s Internet® technology and intellectual property. Under our new Wholesale Sales & Marketing Agreement, effective March 3, 2003, we will pay the following fees to Two Dog Net:

·

        $3.00 per month for each user accessing The Children’s Internet® service;

·

$3.79 per month for each user accessing the Internet dial-up service; and

·

$0.75 per user for each hour of usage in excess of 150 hours in a given month.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to us. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director.  Some of these purchasers resold their shares to unrelated third parties.  A portion of the proceeds received from the stock sale by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company.  Shadrack Films used these funds to finance our initial operations thus far.  These amounts are reflected on the financial statements as “Due to Parent Company.”

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

3.1

Articles of Incorporation, dated September 25, 1996*

3.2

Certificate of Amendment of Articles of Incorporation, dated February 10, 2000*

3.3

Certificate of Amendment of Articles of Incorporation, dated December 27, 2002*

3.4

Certificate of Designation of Series A Preferred Stock, dated November 8, 2002*

3.5

Bylaws*

10.1

Plan of Reorganization and Acquisition, July 3, 2002*

10.2

Consulting Agreement with Alan Schram, dated June 28, 2002*

10.3

License Agreement dated September 10, 2002*

10.4

Amendment to License Agreement, dated November 5, 2002*

10.5

Wholesale Sales & Marketing Agreement, dated March 3, 2003

99.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).

(b)

Reports on Form 8-K

None.

ITEM 14

CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

THE CHILDREN’S INTERNET, INC.

DATED: March 28, 2003

By: /s/ Sholeh Hamedani

Sholeh Hamedani

President, Director

(Principal Executive Officer)

DATED: March 28, 2003

By: /s/ Sholeh Hamedani

Sholeh Hamedani

Chief Financial Officer, Director

(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF PRESIDENT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Children’s Internet, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sholeh Hamedani, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

c.

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6)

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Sholeh Hamedani

Sholeh Hamedani

President

March 28, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Children’s Internet, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sholeh Hamedani, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

c.

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.

 all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6)

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Sholeh Hamedani

Sholeh Hamedani

Chief Financial Officer

March 28, 2003

Exhibit 10.5

WHOLESALE SALES & MARKETING AGREEMENT

THIS AGREEMENT (“Agreement”) is entered into this 3rd day of March, 2003 and replaces in their entirety the License Agreement dated September 10, 2002 and the Amendment to License Agreement dated November 5, 2002 by and between Two Dog Net, Inc., a California corporation (“Seller”) and The Children’s Internet, Inc., a Nevada corporation (“Buyer”).  Seller and Buyer shall sometimes be referred to individually as the “Party” or collectively as the “Parties.”

RECITALS

A.

Seller is the owner of all right, title, and interest in and to children’s oriented material and programming disseminated over the global computer network and a secured Internet service currently being used and sold as The Children’s Internet® including but not limited to a search engine, browser, secure e-mail system, education and entertainment portals, and all its proprietary characters and content, web pages, and home rooms (the “Product”);

B.

Seller is the owner of all right, title, and interest in and to the trademark “Children’s Internet” (the “Registered Mark”);

C.

Seller is an authorized re-seller of wholesale Internet dial-up service from Qwest Communications, Inc. (the “Wholesale Dial-Up Service”); and

D.

Buyer desires to have, in accordance with the terms and conditions of this Agreement, the exclusive sales and marketing rights to use the Registered Mark and Product and the non-exclusive right to be a re-seller of the Wholesale Dial-Up Service all as more fully set forth below.

NOW THEREFORE, in consideration of the foregoing Recitals which are incorporated into the operative provisions of this Agreement by this reference, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Parties hereto agree as follows:

ARTICLE I.  GRANT OF RIGHTS

1.01

Grant of Exclusive Sales and Marketing Rights.  The Seller grants to the Buyer an exclusive right to market, sell and distribute the Product and use the Registered Mark in marketing, selling, and distributing the Product.

1.02

Grants of Nonexclusive Reseller Rights.  The Seller grants to the buyer a non-exclusive right to market, sell, and distribute the Wholesale Dial-Up Service in accordance with the terms and conditions of the Parties’ Services Agreement, a copy of which is attached hereto and incorporated herein by this reference.

1.03

Prohibition on Resale by Buyer.  Buyer may not resell any rights granted pursuant to this Agreement without Seller’s prior written consent.  Any resale agreement granted in violation of this provision shall be void.  Nothing in this paragraph will bar Buyer from engaging sales agents for the sales, marketing and distribution of the Product or the Wholesale Dial-Up Service.

1.04

Reservation of Rights.  Seller expressly reserves all rights other than those being conveyed or granted in this Agreement.

1.05

Territory.  The rights granted to Buyer are worldwide.

1.06

Term.  This Agreement shall commence on March 3, 2003 (the “Effective Date”) and shall extend for a period of five years (the “Initial Term”).  Following the Initial Term, this Agreement shall be renewed automatically in five year terms (collectively with the Initial Term, the “Term”), with no further action of the Parties necessary, unless either Party terminates by written notice to the other no less than one year before the end of any Term.

ARTICLE 2.  COMPENSATION

2.01

Per User Charge.  Buyer agrees to pay Seller a Per User Charge of $3.00 per month for each User accessing the Product and a Per User Charge of $3.79 per month for each User accessing the Wholesale Dial-Up Service.  The Per User Charge for Wholesale Dial-Up Service includes up to 150 hours of usage per User per month.  For each hour of usage in excess of 150 hours per User in a given month, Buyer shall be charged $0.75 per hour.  All Per User Charges provided for under this Agreement shall accrue when the respective items are billed or paid for, whichever occurs first.

2.02

Product Management. At all times during the Term of this Agreement, Seller is responsible for the management and maintenance of the hardware and the network, including without limitation capacity and network planning, managing customer volume, maintenance and upgrades of the Product and its functionality and any changes thereto (collectively, “Product Management”).  Seller further agrees to immediately notify Buyer in the event Seller knows or has reason to know of any Product Management related issues that may affect the Product.

2.03

Payments and Statements to Seller.  Within 30 days after the end of each month, an accurate statement of monthly usage activity along with any Per User Charge payments due to Seller shall be provided by Buyer to Seller.  The acceptance by Seller of any of the statements furnished or user fees paid shall not preclude Seller from questioning the correctness of any payments or statements at any time.

2.04

Audit.  Buyer shall keep accurate books of account and records covering all transactions relating to the rights granted in this Agreement, and Seller or its duly authorized representatives shall have the right, upon five days’ prior written notice, and during normal business hours, to inspect and audit Buyer’s records relating to the Product and Registered Mark.  Seller shall bear the cost of such inspection and audit, unless the results indicate an underpayment greater than $1,000 for any six-month period.  In that case, Buyer shall promptly reimburse Seller for all costs of the audit along with the amount due with interest on such sums.  Interest shall accrue from the date the payment was originally due and the interest rate shall be 1.5% per month, or the maximum rate permitted by law, whichever is less.  All books of account and records shall be kept available for at least two years after the termination of this Agreement.

2.05

Late Payment.  Time is of the essence with respect to all payments to be made by Buyer under this Agreement.  If Buyer is late in any payment provided for in this Agreement, Buyer shall pay interest on the payment from the date due until paid at a rate of 1.5% per month, or the maximum rate permitted by law, whichever is less.

2.06

Termination Rights.  In the event: (i) Buyer breaches or defaults on any term, condition or covenant of this Agreement and such breach or default continues for a period of 60 days after the giving of written notice to Buyer by Seller, or (ii) any proceeding is commenced by or against Buyer in bankruptcy or in the event of appointment of a receiver or trustee or an assignment for the benefit of creditors, then Seller may avail itself of any and all remedies at law and/or in equity or otherwise and, without limitation, shall have the right to immediately terminate the rights granted by this Agreement by written notice to Buyer.

ARTICLE 3.  WARRANTIES AND INDEMNIFICATION

3.01

Seller Warranty.  Seller warrants that it has the power and authority to enter into this Agreement and has no knowledge as to any third party claims regarding the proprietary rights in the Product or Registered Mark which would interfere with the rights granted under this Agreement.

3.02

Seller Indemnification.  Seller shall indemnify Buyer and hold Buyer harmless from any damages and liabilities (including reasonable attorneys fees and costs), arising from: (a) any breach of Seller’s warranty as set forth in section 3.01; (b) any breach of Product warranties; (c) any alleged defects or failures to perform of the Product; and (d) any action taken or required to be taken but not taken by Seller, provided that such claim arises solely out of the Product or Registered Mark.  Buyer shall give Seller prompt written notice of any such claim.  Seller’s maximum liability to Buyer under this Agreement, regardless on what basis liability is asserted, shall in no event exceed the total amount paid to Seller under this Agreement.  Seller shall not be liable to Buyer for any incidental, consequential, punitive, or special damages.

3.03

Marketing.  Buyer warrants that it will use its best commercial efforts to market and promote sales of the Product and that its marketing shall be in conformance with all applicable laws and regulations, including but not limited to all intellectual property laws. Buyer shall have the right to use Seller’s 30-minute infomercial in connection with its marketing efforts, including the right to air the infomercial on television at Buyer’s own cost.  Seller further agrees that Buyer has the right to use Seller’s promotional website, www.childrensinternet.com, and Seller’s support materials, technical data, descriptions, marketing and advertising materials, and brochures in its best commercial efforts to market and sell the Product.  All costs associated with printing, duplicating and distributing such marketing and advertising materials are the responsibility of the Buyer.

3.04

Termination on Change of Control.  In the event that Buyer undergoes a Change of Control (as defined below) Seller may terminate this Agreement upon written notice to Buyer at any time after receiving notice of the Change of Control.  For purposes of this Agreement “Change of Control” shall mean the occurrence of any of: (i) an acquisition after the date hereof by an individual or legal entity or "group" (as described in Rule 13d-5(b)(1) promulgated under the U.S. Securities Exchange Act of 1934) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of 50% of the voting securities of the Company, (ii) the merger of the Company with or into another entity that is not wholly-owned by the Company, consolidation or sale of 50% or more of the assets of the Company in one or a series of related transactions, or (iii) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth above in (i) or (ii).

3.05

Buyer Indemnification.  Buyer shall indemnify Seller and hold Seller harmless from any damages and liabilities (including reasonable attorneys’ fees and costs): (a) arising from any breach of Buyer’s warranties; (b) any claims arising out of advertising or marketing of the Product.  Buyer’s maximum liability to Seller under this Agreement, regardless on what basis liability is asserted, shall in no event exceed the total amount paid to Seller under this Agreement.  Buyer shall not be liable to Seller for any incidental, consequential, punitive, or special damages.

ARTICLE 4.  OWNERSHIP AND PROTECTION OF INTELLECTUAL PROPERTY

4.01

Intellectual Property Protection.  Seller may, but is not obligated to seek, in its own name and at its own expense, appropriate further patent, trademark or copyright protection for its Product and Registered Mark in the U.S. or in any foreign country.  Seller makes no warranty with respect to the validity of any patent, trademark or copyright which may be granted.  Seller grants to Buyer the right to apply for patents on the Product provided that such patents shall be applied for in the name of Seller and rights granted to Buyer during the Term and according to the conditions of this Agreement.  Buyer shall have the right to deduct its reasonable out of pocket expenses for the preparation, filing and prosecution of any such U.S. patent application (but in no event more than $5,000) from future payments due Seller under this Agreement.  Buyer shall obtain Seller’s prior written consent before incurring expenses for any foreign patent application.

4.02

Compliance with Intellectual Property Laws.  The rights granted in this Agreement are conditioned on Buyer’s compliance with the provisions of the intellectual property laws of the United States and any foreign country in the Territory.  All promotional material shall bear appropriate proprietary notices.

4.03

Infringement Against Third Parties.  In the event that either Party learns of imitations or infringements of the Product or Registered Mark, that Party shall notify the other in writing of the infringements or imitations.  Seller shall have the right to commence lawsuits against third persons arising from infringement of the Product or Registered Mark.  In the event that Seller does not commence a lawsuit against an alleged infringer within 60 days of notification by Buyer, Buyer may commence a lawsuit against the third party.  Before filing suit, Buyer shall obtain the written consent of Seller to do so and such consent shall not be unreasonably withheld.  Seller will cooperate fully and in good faith with Buyer for the purpose of securing and preserving Buyer’s rights to the Product and Registered Mark.  Any recovery (including, but not limited to a judgment, settlement or licensing agreement included as a resolution of an infringement dispute) shall be divided equally between the Parties after deduction and payment of reasonable attorneys fees to the party bringing the lawsuit.

4.04

Confidentiality.  For purposes of this Agreement, “Confidential Information” shall mean any information belonging to a Party that is valuable to that Party and is not generally known in the industry in which it is engaged.   The Parties acknowledge that each may be furnished or have access to Confidential Information that relates to each other’s business.  The Parties agree to maintain the Confidential Information in strictest confidence for the sole and exclusive benefit of the other party and to restrict access to such Confidential Information to persons bound by this Agreement, only on a need to know basis or as required by law.  Neither party, without prior approval of the other, shall use or otherwise disclose to others, or permit the use by others of Confidential Information.

4.05

Ownership.  Buyer agrees that ownership of the Registered Mark, Product, and the goodwill relating thereto shall remain vested in Seller both during the Term of this Agreement and thereafter, and Buyer further agrees never to challenge, contest or question the validity of Seller’s ownership of the Product, Registered Mark or any registrations thereof by Seller.  Any logos, designs, symbols, marks, graphics, or artwork derived from the Registered Mark by Buyer or by a third party for Buyer shall be owned exclusively by Seller.  Buyer hereby assigns to Seller all right, title, and interest to any such derivative material.  To prevent the dilution of the Registered Mark, Buyer shall not adopt or use any mark which is confusingly similar to the Registered Mark, either during the Term or thereafter.

4.06

Quality Control.  Buyer agrees to comply with any requirements established by Seller concerning the style, design, display and use of the Registered Mark; to correctly use the registration symbol ® with every use of the Registered Mark; and to submit in advance of its use all advertising copy and internet copy to Seller for approval.  Buyer may not use the Registered Mark in any manner which would disparage or tarnish or dilute the distinctive quality of the Registered Mark or the reputation and goodwill embodied in the Registered Mark or which would reflect adversely on the Registered Mark or Seller, as determined by Seller in it reasonable discretion.

4.07

Effect of Termination. Upon termination or expiration of this Agreement, all Per User Charge obligations as established under section 2.01 shall immediately become due.  After the termination or expiration of this Agreement, all rights granted to Buyer under this Agreement shall terminate and revert to Seller, and Buyer will refrain from further copying, marketing, distribution, or use of any Product or Registered Mark.  Upon termination or expiration of this Agreement, Buyer shall immediately ship to Seller, without charge, all artwork and other materials used to reproduce the Registered Mark or derivative materials, and each Party shall return to the other any Confidential Information or materials containing Confidential Information of the other Party.

4.08

Survival. The obligations of Sections 3.02, 3.05, 4.04 and Article 5 shall survive any termination or expiration of this Agreement.

ARTICLE 5.  GENERAL PROVISIONS

5.01

Attorneys’ Fees and Expenses.  The prevailing Party shall have the right to collect from the other Party its reasonable costs and necessary disbursements and attorneys’ fees incurred in enforcing this Agreement.

5.02

Governing Law.  This Agreement shall be governed in accordance with the laws of the State of California.

5.03

Jurisdiction. The Parties consent to the exclusive jurisdiction and venue of the federal and state courts located in Alameda County, California in any action arising out of or relating to this Agreement.  The Parties waive any other venue to which either Party might be entitled by domicile or otherwise.

5.04

Waiver.  The failure to exercise any right provided in this Agreement shall not be a waiver of prior or subsequent rights.

5.05

Invalidity.  If any provision of this Agreement is invalid under applicable statute or rule of law, it is to be considered omitted and the remaining provisions of this Agreement shall in no way be affected.

5.06

Entire Understanding. This Agreement expresses the complete understanding of the Parties and supersedes all prior representations, agreements, and understandings, whether written or oral.  This Agreement may not be altered except by a written document signed by both Parties.

5.07

Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all such counterparts together shall constitute but one and the same agreement.

5.08

Notices.  Any notice or consent required to be given under this Agreement shall be in writing and shall be sent by first class certified or registered mail, return receipt requested, or by any return receipt express courier service.  Notice shall be deemed received on the date indicated on the return receipt.

If to Buyer:

The Children’s Internet, Inc.

2401 Crow Canyon Road, Suite 201

San Ramon, California 94583

If to Seller:

Two Dog Net, Inc.

1396 W. Herndon Ave, Suite 109

Fresno, California 93711

5.09

No Joint Venture.  Nothing contained in this Agreement shall be construed to place the Parties in the relationship of agent, employee, franchisee, officer, partner or joint venturer.

5.10

Assignability. Buyer may not assign or transfer its rights or obligations pursuant to this Agreement without the prior written consent of Seller.  Any assignment of transfer in violation of this section shall be void.

IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first written above.

BUYER:

The Children’s Internet, Inc., a Nevada corporation

/s/ Sholeh Hamedani

BY:  Sholeh Hamedani

ITS:  President and CEO

SELLER:

Two Dog Net, Inc., a California corporation

/s/ Nasser Hamedani

BY:  Nasser Hamedani

ITS:  Chairman of the Board

TWO DOG NET, INC.

SERVICES AGREEMENT

SIGNATURE PAGE

The undersigned parties have read and agree to the terms and conditions set forth in this Two Dog Net, Inc. Services Agreement (the “Agreement”) and the Service Exhibits attached hereto.

TWO DOG NET, INC

       Customer: THE CHILDREN’S INTERNET

By:  /s/ Larry Wheeler

By: /s/ Sholeh Hamedani

Name:

LARRY WHEELER

Name:

SHOLEH HAMEDANI

Title:

CHIEF TECHNICAL OFFICER

Title:

PRESIDENT

Date:

March 3, 2003

Date:

March 3, 2003

APPLICATION SERVICES

As of the Effective Date of the Agreement, the Services ordered by Customer are as follows:

X

Exhibit A

Dial up Service

__

Exhibit B

24/7 Service

__

Exhibit C

Billing Service

INITIAL TERM:

Customer selects the following as the initial term applicable to the Service(s):

__

Twelve (12) Months

__

Twenty-Four (24) Months

X

Thirty-Six (36) Months

NOTICE INFORMATION:

All Written notices provided pursuant to the Agreement shall be sent to the following:

To Two Dog Net

To The Children’s Internet

Two Dog Net, Inc.

The Children’s Internet

1396 W Herndon Ave, Suite 109

2401 Crow Canyon Road, Suite 201

Fresno, CA 93711

San Ramon, CA.  94583

Facsimile #: (559) 322-5421

 Facsimile #: (925) 406-2366

Dial up Service

Exhibit A

1.

This Agreement is made by and between Two Dog Net (“TDN”), and the customer, The Children’s Internet (“Customer”) ,  TDN will provide the Dial Up Internet Access Service (“Service”) in accordance with the Service Level Agreement (“SLA”) attached hereto as Addendum A, which SLA is made a part of this Agreement.

2.

TEST SERVICE: EFFECTIVE DATE.  Upon five (5) days after execution of this Agreement, Customer agrees to deliver to TDN a completed Conversion Information Form (“CIF”), attached hereto as Addendum B, in order to initiate radius and realm testing (“Test Service”).  This Agreement shall be effective on the date that TDN delivers written notice to Customer confirming that the Test Service was Successfully tested and is read for Customer’s use (“Effective Date”).  In the absence of written notice at any time following the completion of Test Period, TDN may terminate this Agreement without further obligation.  As used herein, “Test Period” shall refer to a thirty (30) day period commencing on the day TDN executes this Agreement following Customer’s execution.

3.

Customer shall pay all applicable rates and charges set for on Addendum C hereto which a Addendum is made part of this Agreement.  Recurring monthly charges shall be due and payable on the 10th day of each month without invoice. Non-recurring charges, if any, shall be invoiced in the first billing cycle following TDN’s provision of the relevant Services.  Non-recurring charges shall be due upon Customer's receipt of invoice and payable within ten (10) days of the invoice date.  Notwithstanding anything to the contrary in Section 7 below, any not paid within such period shall bear interest at the lesser of (a) the rate of one and one-half percent (1 ½%) per month, or  (b) the highest rate permitted by applicable law.  In addition to such rates and charges, Customer shall be responsible for all taxes and fees assessed in connection with the Service.  TDN reserves the right to modify the rates and charges or certain components of the Service upon not less then sixty (60) days prior written notice to Customer, provided that TDN may reduce the forgoing notice period as necessary, if the modification is based upon a change in law or regulation.  TDN reserves the right to condition provision of Service on Customer’s creditworthiness and reasonable assurance of payment (e.g., a deposit).  At any time during the Term, TDN may require a deposit or other acceptable for of security if it reasonably deems itself insecure with respect to Customer’s ability to pay (e.g., if Customer has failed to pay an invoice when due, Customer has a change of control, or if there is a material change in circumstances of Customer’s actual or anticipated usage hereunder or Customer’s financial condition).  In addition to its termination rights under Section 4, TDN may immediately and without notice. Suspend the Services if Customer fails to comply with these security obligations.  To secure payment for Services provided by TDN, Customer hereby grants to TDN a security interest and continuing lien upon all of Customer’s accounts receivable, accounts (customer base), negotiable instruments, contract rights, general intangibles and chattel paper (each as defined in the Uniform Commercial Code) in which Customer has any interest now owned or hereafter acquired; and the products, proceeds and substitutions of all the foregoing, including but not limited to insurance proceeds (collectively, the “Collateral”).  Customer hereby appoints TDN as its attorney-in-fact to sign on its behalf any and all financing statements and continuation statements as TDN may require for purposes of perfecting and continuing the perfection of each security interest in the Collateral.  Customer is solely responsible for all billing and collections and/or other issues with respect to any of its customers, and TDN shall have no liability in connection therewith.

4.

The Term of this Agreement shall commence on the Effective Date and continue until expiration of the period set forth in Addendum C hereto (the “Term”).  Upon expiration of the Term, this Agreement shall automatically renew under the same rates, terms and conditions as set forth in Addendum C.  If Customer terminates the Agreement or any portion of the Service prior to the conclusion of its Term, or TDN terminates this Agreement or any portion of the Service in accordance with this Section 4, notwithstanding anything to the contrary in Section 7 below, Customer shall pay for all accrued and unpaid charges for Service provided through the effective date or such cancellation plus a cancellation charge of fifty percent (50%) of the balance of any applicable charges (then in effect at the time of cancellation) that otherwise would have become due for the unexpired portion of the term.  TDN may terminate this Agreement and/or cease or suspend the provision of all or any part of the Service upon: (a) Customer’s failure to pay any amount when due hereunder (after ten (10) days prior written notice of such failure to pay); (b) the filling of a petition in bankruptcy by or against Customer; or (c) any material breach of the Agreement including but not limited to violation of the AUP (as defined in Section 5).

5.

As a Qwest wholesale Dialup partner all use of the Service and TDN’s network shall comply with the Qwest Acceptable Use Policy (“AUP”), which AUP is posted on Qwest’s web site at http://www.qwest.com/legal/usagePolicy.html and which is made a part of this Agreement.  Qwest reserves the right to amend the AUP effective upon posting to the web site or other notice to Customer.  Notwithstanding anything to the contrary in Section 7, below, Customer shall defend, indemnify and hold harmless Qwest and TDN, its affiliates, and contractors from any and all claims, liabilities, cost and expenses, including reasonable attorneys’ fees, arising from or related to use of the Service by Customer or Customer’s Users and the resale of the Service, including without limitation, Customer’s: (1) provision of, (2) termination of, or (3) failure to provide service to Customer’s Users.  For purposes of this agreement,”Customer’s Users” shall refer to customers of Customer or any other third parties who utilize or access the Service of the TDN network via Customer.

6.

Customer assumes total responsibility for use of the service and accesses the Internet at its own risk.  TDN exercises no control over and has no responsibility whatsoever for the content accessible or actions taken on the Internet and TDN expressly disclaims and responsibility for such content or actions.  Except as specifically set forth herein, the service and related software provided by TDN are provided without warranties of any kind, either express or implied, including by no limited to warranties of title, noninfringement, merchantability or fitness for a particular purpose.  No advice or information given by TDN, its affiliates or its contractors or their respective employees shall create a warranty.  The Service provided herein are subject to the limitations of and changes to the Public Switched Telephone Network and any relevant LEC, including without limitation the availability of modem speeds, lines and modifications, changes, NAP splits and/or deletion of all or certain local dial up access telephone numbers.  TDN shall have no liability whatsoever with respect to any such limitations or changes.

7.

Neither party, its affiliates or contractors shall be liable for any indirect, incidental, special, punitive or consequential damages or for any lost or imputed profits or revenues or lost data or costs of cover arising from or related to the service or this agreement, regardless of the legal theory under which such liability is asserted and regardless of whether a party has been advised of the possibility of any such liability, loss or damage.  Customer’s remedies for any and all claims related to this agreement and TDN’s aggregate liability hereunder shall be limited to the remedies set forth in the SLA.

8.

Neither party shall, without the prior written consent of the other party: (a) issue any press release or make any other public announcement regarding this Agreement or any relation between Customer and TDN; or (b) use the name, trademarks or other proprietary identifying symbol of the other party or its affiliates.  Such consent by TDN may be given only by TDN’s Corporate Management Staff and any purported consent by and other person, including any of TDN sales or customer service representative, is void and of no effect.

9.

Neither party shall, without the prior written consent of the other party, disclose or use (except as expressly permitted by, or required to achieve the purposes of, this Agreement) the Confidential Information of the other party, during the Term of this Agreement and for one (1) year following the expiration or termination hereof.  Such consent by TDN may be given only by TDN’s Corporate Legal Staff and any purported consent by any other person, including any TDN sales or customer service representative, is void and of no effect.  For purposes of this Section, Confidential Information shall include, but not be limited to, the terms (including pricing) and existence of this Agreement; provided, however, either party may disclose the existence of the Agreement (but none of its terms) as may be reasonable necessary by such party in order to conduct its business.  Each party will take reasonable precautions to protect the other party’s Confidential Information, using at least the same standard of care as it uses to maintain the confidentiality of its own confidential information.  The receiving party may disclose Confidential Information if required by a governmental agency, by operation of law, or if necessary in any proceeding to establish rights or obligations under this Agreement, provided that the receiving party gives the disclosing party reasonable prior written notice sufficient to permit the disclosing party an opportunity to contest such disclosure.  “Confidential Information” means written or electronic information that is either: (a) marked as confidential and/or proprietary, or which is accompanied by written notice that such information is confidential/proprietary, or (b) not marked or accompanied by notice that is confidential/proprietary, but which, if disclosed to any third party, could reasonably and foreseeable cause competitive harm to the owner of such information.  Confidential Information shall not include information which as demonstrated by the receiving party: (a) is in the public domain or otherwise ceases to be secret or confidential through no breach of this Agreement by the receiving party; (b) is already known or is independently developed by the receiving party independent of any disclosure by the disclosing party; or (c) is reveled to recipient by a third party who does not thereby breach any obligation of confidentiality and who discloses such information in good faith.

10.

At all times during the Term of this Agreement, Customer is solely responsible for the management and maintenance of its network, including without limitation capacity and network planning, managing its customer volume, traffic bursting patterns, and any changes thereto (collectively, “Customer Planning”).  Customer further agrees to immediately notify TDN in the event Customer knows or has reason to know of any Customer Planning-related issues that may affect the Service provided by TDN.  At its own expense, Customer shall provide to TDN test accounts at all times during the Term of this Agreement

11.

Any dispute arising out of this Agreement which cannot be resolved by the parties will be settled by arbitration, which will be conducted in accordance with the Judicial Arbitration and Mediation Services (“JAMS”) Comprehensive Arbitration Rules.  The arbitration will be held in the San Francisco Bay Area California.  The arbitrator has no authority to award any indirect, incidental, special, punitive, or consequential damages, including damages for lost profits.  The arbitrator’s decision shall follow the plain meaning of the Agreement and shall be final, binding, and enforceable in court of competent jurisdiction.  If either party fails to comply with the dispute resolution process set forth herein (including without limitation, non-payment of an arbitration award) and a party is required to resort to court proceedings to enforce such compliance, then the non-complying party shall reimburse all of the costs and expenses incurred by the party requesting such enforcement (including reasonable attorneys’ fees).  Customer may not assign this Agreement or any of its rights or obligations hereunder without the prior written consent of TDN, which consent will not be unreasonable withheld or delayed.  Customer understands that connectivity to the global Internet will be provided by another carrier (a “Global Service Provider” or “GSP”) pursuant to a separate agreement, which is attached hereto as Addendum C, as applicable, and a separate charge for such services will appear on Customer invoices with respect to Services provided In-Region (as defined in Addendum C).  In the event that any portion of this Agreement is held to be unenforceable, the unenforceable portion shall be construed as nearly as possible to reflect the original intent of the parties and the remainder of the provisions shall remain in full force and effect.  Except with regard to the SLA, neither party’s failure to insist upon strict performance of any provision of this Agreement, including all Addenda, shall prevail notwithstanding any conflicting terms and conditions of any Order Form or other form for purchase or payment submitted by Customer to TDN.  All terms and provisions of this Agreement which should by their nature survive the termination of this Agreement shall so survive, including but not limited to Sections 4, 5, 6, 7, 8, 9, and 11.  Neither party will be liable for any delay or failure to perform its obligations hereunder (except with regard to payment obligations) where delayed or hindered by war, riots, embargoes, strikes or act of vendors or suppliers, accidents, acts of God, changes in law or government regulation, or any other event beyond its reasonable control (“Force Majeure”).  This Agreement shall be governed by the laws of the State of California.  This Agreement, the Exhibit A, Addendum A, Addendum B, Addendum C, and any Order Forms accepted hereunder constitute one and the same legally binding instrument and the entire agreement between Customer and TDN with respect to the subject matter hereof and expressly supersedes any prior written or oral agreements or understandings between the parties.

TWO DOG NET, INC.

           The Children’s Internet

/s/ Nasser Hamedani                3/28/03

 /s/ Sholeh Hamedani           3/28/03

Signature                              Date

  Signature                             Date

Chairman of the Board

President

Name and Title of Authorized

  Name and Title of Authorized Representative

EXHIBIT A ADDENDUM A

TWO DOG NET DIAL UP SERVICE

SERVICE LEVEL AGREEMENT (“SLA”)

This Addendum A to the Agreement sets forth the description of the Service and the SLA provided pursuant to such Agreement.  Except, as otherwise set forth herein, capitalized terms shall have the definitions assigned to them in the Agreement.

Service Overview

1.

SERVICE OVERVIEW.  Service is provided as described in a detailed, technical description of the Service (the “Qwest Wholesale Dial Service Technical Publication”), which is subject in all respects to this Agreement between Customer and TDN, and shall be provided to Customer.  TDN reserves the right to revise the TDN Dial Up Service Technical Manual for any reason without prior notice to Customer.  These reasons include but are not limited to: conformity with standards promulgated by various governmental or regulatory agencies; utilization of advances in the state of the technical arts; new product features, or to reflect changes in the design of equipment, techniques, or procedures described in the Qwest Wholesale Dial Service Technical Publication.  The service description set forth below provides a general overview of the Service.

1.1

CUSTOMER ACKNOWLEDGMENT.  Customer acknowledges the Customer receipt and Customer understanding of the Qwest Wholesale Dial Service Technical Publication, including the Service description, Customer requirements, performance specifications, session establishment scenarios, RADIUS attributes supported and terms defined in the glossary.

1.2

FEATURES. As defined in the Qwest Wholesale Dial Service Technical Publication, the Service consists of TDN Dial Access Network infrastructure (NAS ports and modems (excluding end user-provided modems)), modem call termination, ISDN call termination, phone book directory and updates, RADIUS protocol and attribute support, user IP address allocation, DNS service, IP network transit for Internet access, optional Customer reporting tools, network management and 24-hour customer service and service level goals.

1.3

EXCLUSIONS.  Services that are NOT provided under this Agreement include, but are not limited to:

-

Any kind of support for Customer equipment or software such as consultation, recommendations, design, implementation, configuration, troubleshooting, repair.

-

Any kind of support for dial-in users such as user-facing issues, equipment, software, consultation, recommendations, design, implementation, configuration, troubleshooting, repair.

-

Any network level access restrictions, including any filtering systems that are capable of limiting Customer’s or Users’ use of the Service

-

Any warranty or guarantees with regard to modem connect speeds that dial-in users experience when using the service.

-

Any warranty or guaranty to connect both channels of an ISDN dual channel multi-link PPP user call.

-

Any guarantees of meeting future deployment targets in local calling areas (“LCAs”) that are not currently deployed.

-

Any Customer or User usage control.  Customer understands that monthly usage management is solely Customer’s responsibility.

1.4

MISCELLANEOUS.

-

None at this time

Key Customer Requirements

2.

KEY CUSTOMER REQUIREMENTS.  See the Qwest Wholesale Dial Service Technical Publication for a complete list of requirements and for a more detailed explanation. The key requirements are summarized here:

2.1

CUSTOMER USER, USAGE AND USER DIALER REQUIREMENTS.

-

All user dialers must be configured in suffix realm form of ‘username@realm’.

-

TDN may change an access number upon written notice to Customer.  Customer agrees to migrate all users from the old access number to the new access number as soon as is commercially practicable, but in no event more than thirty (30) calendar days after TDN provides the new access number to Customer.

-

Customer must assume responsibility to control the usage associated with its own Users or downstream customers.

2.2

CUSTOMER REALM REQUIREMENTS.

-

All Customer realms must be registered with www.internic.net before placing an order.

-

For any realms that are not owned by Customer, Customer must provide TDN with written authorization from the realm owner before TDN will make any changes or additions to such realm.

-

For new customer realm orders where the ordered realm is pre-existing on the TDN Dial Up internet Access network, the following must occur; for TDN to re-point the realm to a new customer RADIUS, a realm disconnect order from the existing customer of record must be received.  TDN will not become an intermediary in setting realm disputes, and will only disconnect a realm with receipt of a proper disconnect order from the TDN customer of record for which the realm was originally provisioned.

-

Customer may not transfer a realm to another party unless all payments owed to TDN by Customer hereunder are made and TDN agrees to such transfer.

-

Customer must, for the life of the realm, provide TDN with a unique test account username and password for pre-production realm test validation and production troubleshooting by the TDN Network Management Center.

2.3

CUSTOMER RADIUS SERVER REQUIREMENTS.

-

Customer must have a direct, dedicated connection from its RADIUS server network to the TDN IP network.

-

TDN maintains a CHAP-first network.  Customer’s RADIUS must support CHAP, or alternatively, on an exception basis, Customer must provide a user dialer capable of forcing PAP in a CHAP-first environment.

-

Customer understands that TDN sends RADIUS requests in a round-robin manner to a maximum of one target group of Customer RADIUS authentication servers and optionally a maximum of one target group of Customer RADIUS accounting servers.

-

Each Customer RADIUS server must authenticate all realms provisioned for that Customer.

-

The target group of Customer RADIUS authentication servers is limited to three authentication servers per Customer.

-

The target group of optional Customer RADIUS accounting servers is limited to three accounting servers per Customer.

-

The Customer RADIUS server must support all RADIUS attribute requirements defined in “RADIUS Attribute Requirements” section of the Qwest Wholesale Dial Service Technical Publication.

-

Customer agrees to work with TDN to implement adequate network level controls to ensure compliance with the TDN AUP.

-

Customer RADIUS server must implement a Mail Relay SMTP (Port 25) Filter to prevent distribution of abusive e-mail (Spam) as specified in “RADIUS Mail Relay SMTP Filter Requirement” section of the Qwest Wholesale Dial Service Technical Publication.

-

Customer agrees to migrate from RADIUS Attribute 242 to Attribute eleven (11) within ninety (90) days of being notified of its availability on the TDN Dial Access Network.  TDN agrees in good faith to work with Customer to ensure successful migration.

-

Customer agrees to implement Port 80 filtering within thirty (30) days of being notified by TDN.

Service Level Goals

3.

SERVICE LEVEL GOALS.  The Service is subject to the following SLA which is effective as of the first day of the second month after initial installation of Services.  A detailed description of the applicable components, measurements, and calculations are explained in the Qwest Wholesale Dial Service Technical Publication.  The provisions of this SLA state Customer’s sole and exclusive remedy for service interruptions or service deficiencies of any kind whatsoever.

3.1

NETWORK CONNECTION SUCCESS RATE (CSR) GOAL.  TDN’s goal is to maintain a network dial-up PPP connection success rate of 95%

- If the average CSR over any particular month falls below the CSR Goal set forth above, then, upon Customer’s written request to the TDN Technical Manager for Network services made within five business days of the last day of the relevant month, Customer shall be entitled to a service credit as follows: for each full percentage point (i.e., 1%) by which the actual average CSR over a given month falls below the CSR goal, Customer shall be entitled to a service credit of 0.25% of its total monthly charges for the affected Service for that month.

3.2

NETWORK LATENCY GOAL.  TDN’s goal is to maintain an average busy-hour network delay of 100 milliseconds.  If the average network latency over any particular month exceeds the Latency Goal, then upon Customer’s written request to the TDN Technical Manager for Networks services made within five business days of the last day of the month in which the latency Goal was exceeded, Customer shall be entitled to a service credit as follows: for each full 10 millisecond increment by which the actual average network latency exceeds the Latency Goal, Customer shall be entitled to a service credit of 0.25% of its total monthly charges for the affected Service for that month.

3.3

NETWORK PACKET LOSS GOAL.  TDN’s goal is to maintain an average busy-hour packet loss of 2% or less.  If the average network packet loss over any particular month exceeds the Packet Loss Goal set forth above, then, upon Customer’s written request to the TDN Technical Manager for Network services made within five business days of the last day of the relevant month, Customer shall be entitled to a service credit as follows:  for each full percentage point (i.e., 1%) by which the actual average network packet loss over a given month exceeds the Network Packet Loss Goal, Customer shall be entitled to a service credit of 0.25% of its total monthly charges for the affected Service for that month.

3.4

ELIGIBILITY REQUIREMENTS.  To activate the TDN Dial Up SLAs, Customer must ensure that Customer’s RADIUS server network has a direct dedicated connection to the TDN IP network, as applicable by either one of the following two methods that effect such a connection:

- Customer purchases a Dedicated Internet Access (“DIA”) service under a separate agreement with   a TDN authorized business partner, or

- Customer purchases TDN Dedicated Hosting service under a separate agreement for placement of its RADIUS servers.

If Customer does not utilize one of the above Customer connections to the TDN IP network, all TDN Dial Up SLAs are void.

3.5

SERVICE CREDIT EXCEPTIONS.  Service credits will not be available in cases where a SLA goal is not met as a result of (i) the acts or omissions of Customer, its employees, contractors or agents or Customer’s Users; (ii) the failure or malfunction of equipment, applications or systems not owned or controlled by TDN or its partners, (iii) circumstances or causes beyond the control of TDN or its partners, including Customer planning and or forecasting issues that adversely impact the Service and instances of Force Majeure, or  (iv) scheduled service maintenance, alteration, or implementation or (v) Service impacting changes or modifications of the PSTN and/or LEC networks.

Forecasts

4.

FORECASTS.  As soon as reasonable practicable after the Effective Date of the Agreement and every three (3) months following the Effective Date, Customer shall provide forecasts for each applicable LCA that set forth its expected usage during the next consecutive three (3) month period.  Such forecasts shall be provided to TDN not less than thirty (30) days prior to the commencement of the relevant three month period and shall set forth Customer’s expected usage in hours or users or ports per month, per LCA for each of the three months.  Such forecasts are provided to TDN for planning purposes only and do not create any obligation upon TDN.  The rights and remedies available to Customer under this SLA shall not apply to the extent that either i) Customer does not provide forecasts as outlined above, or ii) Customer’s actual usage in any particular LCA deviates from its forecasted usage for that LCA by at least twenty percent (20%) of such forecast.  Customer will use commercially reasonable efforts to promptly notify TDN of any estimated substantial increases or decreases in monthly usage in any LCAs for network planning purposes.

Maintenance

5.

MAINTENANCE.  Maintenance performed by TDN shall be classified as one of the following two (2) types:

(a) Normal Maintenance.  Normal Maintenance shall refer to: (i) upgrades of hardware or software: or (ii) upgrades to increase capacity.  Normal Maintenance may degrade the quality of the Services provided which may include an outage of the Services; provided, however, that an outage related to Normal Maintenance shall not be deemed to be network downtime.  Normal Maintenance on the TDN Dial Access Network shall be undertaken on Tuesday through Thursday morning between the hours of 3:00 AM and 7:00 AM Local Time.  Normal Maintenance on the TDN IP network backbone is performed on Wednesdays and Sundays between the hours of 12:00AM and 6:00 AM Local Time.  For purposes of this SLA “Local Time” shall refer to the local time in the time zone in which an affected service is located; provided, however, that if affected services are located in multiple time zones, Local Time shall refer to Eastern Time.  TDN shall provide two (2) days prior notice of Normal Maintenance.

(b) Urgent Maintenance.  Urgent Maintenance shall refer to efforts to correct the TDN Dial Access Network, the TDN IP Network conditions which are likely to cause a material Service outage and which require immediate correction.  Urgent Maintenance, while being conducted, may degrade the quality of Services provided which may include an outage of the Services.  An outage related to Urgent Maintenance shall be deemed an outage for purposes of calculating CSR.  TDN may undertake Urgent Maintenance at any time deemed necessary.  TDN shall provide notice of Urgent Maintenance to Customer as soon as is commercially practicable under the circumstances

Maximum Credits and Termination

6.

MAXIMUM CREDITS AND TERMINATION.  In the event that Customer is entitled to multiple credits under this SLA arising from the same event, such credits shall not be cumulative and Customer shall be entitled to receive only the maximum single credit available for such event.  Under no circumstance will Customer be entitled to credits in any one month in excess of ten percent (10%) of Customer’s total monthly charges for the affected Service.  A credit shall be applied only to the month in which the event giving rise to the credit occurred.

Notwithstanding the foregoing, if, in any single month, either:

-

Customer would be able to receive credits totaling (50%) or more of Customer’s total monthly charges for the affected Service (but for the foregoing limitation) resulting from three (3) or more events during such month; or

-

Any number of events entitling Customer to credits under the Network Connection Success Rate Goal above would entitle Customer to total credits of at least twenty (20%) percent of its total monthly charges for the affected Service;

then, within five (5) business days following the end of such month Customer may terminate this agreement without penalty by written notice to TDN Technical Manager of Services with a courtesy copy to the attention of the General Counsel.  Such termination will be effective forty-five (45) days after receipt of written notice by TDN.

EXHIBIT A

ADDENDUM C

TWO DOG NET DIAL UP SERVICE

PER USER PRICING

1.

Term:  The Term of this Addendum C shall commence on the effective Date of the Agreement and shall conclude at the completion date calculated based on the number of years selected.  The effective date will be established at the time that all contracts and testing are completed.  If the Open Term is selected then the contract will run until either the customer or TDN give sixty (60) days notice to the other.  If one of the other periods is selected then the contract runs to the end of the term and then keeps the same period Price in place and runs on a month to month basis with the same sixty (60) day notice required.  If at any time the customer wants to move up in years the customer will give written notice and the effective date of the new period Price will take effect with a new effective Date and completion Date.

__

Open (No Commitment of a time period)

__

One Year (12 Months)

__

Two Years (24 Months)

X

Three Years (36 Months)

Price Table

Number of Users	Price per User
Open	$3.79

2.

Period Price Change Based on Number of Users – At the end of a month, customer will provide TDN with a count of the number of users for the current month.  If the number of users increases to a new level on the price table then the customer is given notice that they are now in the 30 day Price Change Window (“PCW”).  If the customer keeps the user level above that new target, then they are given the new price starting in the next month after the PCW is started.  If the number of users drop below a price level then the price for the current month during that drop will go into effect with that current months billing, and the price change cycle starts over.

3.

Audit Right -- TDN shall have the right, at any time, to audit customer's records in support of the monthly number of customer's reported.  In the event such audit indicates a result that differs from the customer's reported count by more than 5%, or in the event customer restricts TDN's access to the records for any reason, then TDN shall have the right to cancel the services with 10 days written notice.

4.

Realms Price.  Each realm that is in addition to the first realm (no charge for initial realm) that is used by a customer and is submitted on a CIF and setup by TDN will be done at a price of $250.00 per month.

5.

Recurring Monthly Charge -- The total number of active users for the month multiplied by the Price per User noted above shall be the "recurring monthly charge."

 Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Children’s Internet, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sholeh Hamedani, President of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Sholeh Hamedani

Sholeh Hamedani

President

March 28, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Children’s Internet, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sholeh Hamedani, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Sholeh Hamedani

Sholeh Hamedani

Chief Financial Officer

March 28, 2003

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF THE CHILDREN’S INTERNET, INC.:

We have audited the accompanying balance sheet of The Children’s Internet, Inc. (formerly D.W.C.  Installations)  (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002 and for the period from September 25, 1996 (inception) to December 31, 2002.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Children’s Internet, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each the two years in the period ended December 31, 2002 and for the period from September 25, 1996 (inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States.

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

/s/Stonefield Josephson, Inc.

STONEFIELD JOSEPHSON, INC.

Certified Public Accountants

Santa Monica, California

March 11, 2003

THE CHILDREN'S INTERNET, INC.
(Formerly D.W.C. Installations)
(A Development Stage Company)
BALANCE SHEET

December 31,
2002
ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable and Accrued Expenses	$ 62,635
Due to Parent Company	52,754
Total Current Liabilities	115,389

TOTAL LIABILITIES	115,389

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding. Common stock, $0.001 par value; 75,000,000 shares authorized; 2,287,755 shares issued and outstanding	2,288
Additional paid-in capital	283,317
Deficit accumulated during the development stage	(400,994)

TOTAL STOCKHOLDERS' DEFICIT	(115,389)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0

THE CHILDREN'S INTERNET, INC.
(Formerly D.W.C. Installations)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

For the Period September 25, 1996 (inception) to December 31,

For The Year Ended December 31,
	2002	2001	2002

REVENUE	$ -	$ -	$ -

General Selling and Administrative Expenses	392,389	-	400,994

Operating Loss before provision for income taxes	(392,389)		(400,994)

Provision for Income taxes	-		-

NET LOSS	$ (392,389)	$ -	$ (400,994)

Net Loss per Common Share
- basic and diluted	$ (0.19)	$ -	$ (0.31)

Weighted Average Number of Common
Shares Outstanding
- basic and diluted	2,067,267	1,121,000	1,277,460

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(Formerly D.W.C. Installations)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
Deficit Accumulated During the Development Stage

Additional Paid-In Capital		Stockholders' Deficit

Common Stock
	Shares	Amount

Balance, September 25, 1996	-	$ -	$ -	$ -	$ -

Issuance of common stock
for cash on September 24, 1996
at $0.005 per share	1,121,000	1,121	4,484	-	5,605

Net Loss				(5,605)	(5,605)

Balance, December 31, 1996	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 1997	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 1998	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 1999	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	(3,000)	(3,000)
Expenses paid by former office on behalf of company	3,000	3,000

Balance, December 31, 2000	1,121,000	1,121	7,484	(8,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 2001	1,121,000	1,121	7,484	(8,605)	-

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share	1,166,755	1,167	148,833		150,000

Expenses paid by former officer on behalf of company	2,000	2,000

Services performed as capital contribution			125,000		125,000
Net Loss	-	-	-	(392,389)	(392,389)

Balance, December 31, 2002	2,287,755	$ 2,288	$ 283,317	$ (400,994)	$ (115,389)

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(Formerly D.W.C. Installations)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Period September 25, 1996 (inception) to December 31,

For The Year Ended December 31,
	2002	2001	2002

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss	$ (392,389)	$ -	$ (400,994)

Adjustments to reconcile net loss to net cash
used in operating activities:

Services performed as capital contribution	125,000	-	125,000
Expense paid by former officer on behalf of company	2,000	-	5,000
Increase in liabilities
Accounts payable and accrued expenses	-	-	-
Due to Related Party	-	-	-

Net cash used in operating activities	(265,389)	-	(270,994)

CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	-

Net cash provided by financing activities	-	-	-

CASH USED FOR INVESTMENT ACTIVITIES:
			-

Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year -
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.

(Formerly D.W.C. INSTALLATIONS)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. (formerly D.W.C. Installations  ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.  The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company.  Total issued and outstanding shares were increased to 2,287,755 as a result of this sale.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.   At present, although the Company has signed contracts establishing revenue sources, the Company has no established sources of revenue.  This factor raises substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  It is management's objective to seek additional capital.

Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Loss Per Share

SFAS No. 128,  "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  As of December 31, 2002, the Company has no anti-dilutive common shares outstanding.

Comprehensive Income

As of December 31, 2002, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

Segment Reporting

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment and adoption of this standard did not have a material impact on The Company's financial statements. Through December 31, 2002 there have been no foreign operations.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the recently issued SFAS No. 142, "Goodwill and Other Intangibles" to currently have a material impact on the Company's financial position or results of operations since the Company has no goodwill or other intangible assets.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company does not have any stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 2 - SALES AND MARKETING AGREEMENT

On September 10, 2002, the Company entered into an exclusive and renewable five year sales and marketing agreement with Two Dog Net, Inc. ("TDN") to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet® and an internet dial-up service.  Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.  Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a fee per month per subscriber for the services subscribed.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The Parent Company provides for the office space utilized and pays for the utilities.  The Company has accrued a payable due to the parent company for reimbursement of such costs.

The Company's President, Chief Executive Officer and Director, Sholeh Hamedani and an outside financial consultant have provided services to the Company at a fair market value of $125,000, and will not seek payment for the services provided.

The Company, Shadrack and TDN are related parties in that the Company's President, Chief Executive Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which owns 51% of the Company's common stock.  Ms. Hamedani was President of TDN until August 1, 2002.  In addition, the current President, Chairman and Founder of TDN is Nasser Hamedani, the father of the Company’s President, Chief Executive Officer, and Director, Sholeh Hamedani.

On June 28, 2002, the Company entered into a Consulting Agreement with Alan Schram.  This agreement provides for Alan Schram to provide consulting services to the Company.  In return for his services, the agreement entitles Alan Schram to receive 25,000 shares of the Company's common stock at the completion of the agreement’s four month term.   The consulting services have been accrued in other expenses. The Company is currently in negotiations with Mr. Schram to extend the term of this agreement.  As of the date hereof, these shares have not been issued.  Alan Schram is the Company’s former President, Secretary, Chief Financial Officer and Director.

Nasser Hamedani owns 47% of TDN, the company with whom the Company has entered into the Sales and Marketing Agreement, and he is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

In a Stock Purchase Agreement dated October 11, 2002, the Company's original shareholders sold 1,118,500 of their shares of common stock to various purchasers, two of whom are related parties to the Company.  Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, the Company's President, Chief Financial Officer, and a director.  Some of these purchasers resold their shares to unrelated third parties.  A portion of the proceeds received from the stock sale by the Purchasers was in turn loaned to the Company's parent, who used these funds to finance the operations of the Company.  These amounts are reflected on the financial statements as Due to Parent Company.

NOTE 4 - SUBSEQUENT EVENTS

On February 6, 2003, the Company filed a Form SB-2 registration statement offering for sale up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. There is no underwriter involved in this offering. The shares are being offered without any underwriting discounts or commissions.  The purchase price is $2.00 per share.  If all of the shares offered by the Company are sold, the proceeds will be $8,000,000.