Form 10QSB
period 2003-03-31
CHILDRENS INTERNET INC
filed 2003-05-15
CIK 1106861

Unknown;

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29611

THE CHILDREN’S INTERNET, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or Other Jurisdiction of

Incorporation or Organization)

88-0370247

(I.R.S. Employer

Identification No.)

2401 Crow Canyon Rd., Suite 201, San Ramon, CA  94583

(Address of principal executive offices)

(925) 406-2364

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

As of May 7, 2003, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEET

March 31,
2003
ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$ 79,723
Due to parent company	84,025
Total current liabilities	163,748

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding.	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; 2,287,755 shares issued and outstanding	2,288
Additional paid-in capital	358,317
Deficit accumulated during the development stage	(524,353)

TOTAL STOCKHOLDERS' DEFICIT	(163,748)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
For the Period September 25, 1996 (inception) to March 31,
For The Three Months Ended March 31,
2003	2002	2003

REVENUE	$ -	$ -	$ -

General selling and administrative expenses	123,359	-	524,353

Operating loss before provision for income taxes	(123,359)	-	(524,353)

Provision for income taxes	-	-	-

NET LOSS	$ (123,359)	$ -	$ (524,353)

Net loss per common share
- basic and diluted	$ (0.05)	$ -	$ (0.42)

Weighted average number of common
shares outstanding
- basic and diluted	2,287,755	1,121,000	1,260,041

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC

(A Development Stage Company)

UNAUDITED CONDENSED

STATEMENTS OF

STOCKHOLDERS' DEFICIT

Deficit Accumulated During the Development Stage

Additional Paid-In Capital	Stockholders' Deficit

Common Stock
Shares	Amount

Balance, September 25, 1996	-	$ -	$ -	-	$ -

Issuance of common stock
for cash on September 24, 1996
at $0.005 per share	1,121,000	1,121	4,484	-	5,605

Net Loss	(5,605)	(5,605)

Balance, December 31, 1996	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 1997	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 1998	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 1999	1,121,000	1,121	4,484	(5,605)	-

Net Loss	-	-	-	(3,000)	(3,000)
Expenses paid by former office on behalf of company			3,000		3,000

Balance, December 31, 2000	1,121,000	1,121	7,484	(8,605)	-

Net Loss	-	-	-	-	-

Balance, December 31, 2001	1,121,000	1,121	7,484	(8,605)	-

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share	1,166,755	1,167	148,833	150,000

Expenses paid by former officer on behalf of company	2,000	2,000

Services performed as capital contribution			125,000		125,000
Net Loss	-	-	-	(392,389)	(392,389)

Balance, December 31, 2002	2,287,755	2,288	283,317	(400,994)	(115,389)

Net Loss (unaudited)		(123,359)	(123,359)
Services performed as capital contribution (unaudited)	75,000		75,000

Balance, March 31, 2003 (unaudited)	2,287,755	2,288	358,317	(524,353)	(163,748)

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
For the Period September 25, 1996 (inception) to March 31,
For The Three Months Ended March 31,
2003	2002	2003

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss	$ (123,359)	$ -	$ (524,353)

Adjustments to reconcile net loss to net cash
used in operating activities:

Services performed as capital contribution	$ 75,000	-	200,000
Expense paid by former officer on behalf of company	$ -	-	5,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	$ 17,088	-	79,723
Due to parent company	$ 31,271	-	84,025

Net cash used in operating activities	-	-	(155,605)

CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	155,605

Net cash provided by financing activities	-	-	155,605

Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year -
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1 -   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.  The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company (the “Parent Company”).  Total issued and outstanding shares were increased to 2,287,755 as a result of this sale.

Basis of Presentation

These  financial statements have been prepared by the Company without audit. In the opinion of management, the condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Children’s Internet, Inc. as of March 31, 2003, the results of its operations, changes in equity and cash flows for the three months ended March 31, 2003 and 2002 and for the period from inception to March 31, 2003.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10 – KSB for the year ended December 31, 2002.

These financial statements have been prepared on the going concern basis.   At present, although the Company has signed contracts establishing revenue sources, the Company has no established sources of revenue.  This factor raises substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  It is management's objective to seek additional capital.

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

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes.”  Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Loss Per Share

SFAS No. 128,  "Earnings (Loss) Per Share,” requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  As of March 31, 2003, the Company has no anti-dilutive common shares outstanding.

Comprehensive Income

As of March 31, 2003, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

Segment Reporting

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company's financial statements. Through March 31, 2003 there have been no foreign operations.

NOTE 2 - SALES AND MARKETING AGREEMENT

On September 10, 2002, the Company entered into an exclusive and renewable five year sales and marketing agreement with Two Dog Net, Inc. ("TDN") to be the exclusive marketers of their proprietary secured internet service for children pre-school to junior high called The Children's Internet® and an internet dial-up service.  Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.  Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a per user charge per month for each user accessing the product.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The Parent Company provides for the office space utilized and pays for the utilities.  The Company has accrued a payable due to the Parent Company for reimbursement of such costs.

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani and an outside financial consultant have provided services to the Company at a fair market value of $200,000, and will not seek payment for the services provided.

The Company, Shadrack and TDN are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which owns 51% of the Company's common stock.  Ms. Hamedani was President of TDN until August 1, 2002.  In addition, the current President, Chairman and Founder of TDN is Nasser Hamedani, the father of the Company’s President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

On June 28, 2002, the Company entered into a Consulting Agreement with Alan Schram.  This agreement provides for Alan Schram to provide consulting services to the Company.  In return for his services, the agreement entitles Alan Schram to receive 25,000 shares of the Company's common stock at the completion of the agreement’s four month term.   The consulting services have been accrued in other expenses. The Company is currently in negotiations with Mr. Schram to settle its obligations under the terms of this agreement.  As of the date hereof, these shares have not been issued.  Alan Schram is the Company’s former President, Secretary, Chief Financial Officer and Director.

Nasser Hamedani owns 47% of TDN, the company with whom the Company has entered into the Sales and Marketing Agreement, and he is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

In a Stock Purchase Agreement dated October 11, 2002, the Company's original shareholders sold 1,118,500 of their shares of common stock to various purchasers, two of whom are related parties to the Company.  Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director.  Some of these purchasers resold their shares to unrelated third parties.  A portion of the proceeds received from the stock sale by the Purchasers was, in turn, loaned to the Company's parent, who used these funds to finance the operations of the Company.  These amounts are reflected on the financial statements as Due to Parent Company.

NOTE 4 - SB-2 REGISTRATION STATEMENT

On February 6, 2003, the Company filed a Form SB-2 registration statement offering for sale up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. There is no underwriter involved in this offering. The shares are being offered without any underwriting discounts or commissions.  The purchase price is $2.00 per share.  If all of the shares offered by the Company are sold, the proceeds will be $8,000,000.   The Company has received comments from the SEC on their filing and is in the process of responding to those comments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through March 31, 2003 and for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were derived from our financial statements and notes thereto included in this report which are unaudited.  Historical results are not necessarily indicative of results that may be expected for any future period.  The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related footnotes.

	For the three months ended March 31, 2003	For the three months ended March 31, 2002	For the period from September 25, 1996 (inception) through March 31, 2003
Statement of Operations Data
Net sales	-	-	-
Operating expenses:	123,359	-	524,353
Operating loss	(123,359)	-	(524,353)
Net Loss	(123,359)	-	(524,353)

As of March 31, 2003
Balance Sheet Data:
Total assets	-
Current liabilities	163,748
Total stockholders' deficit	(163,748)

Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors appearing elsewhere in this quarterly report.

Effective September 10, 2002, we have an agreement with Two Dog Net, Inc. to be the exclusive marketers of their proprietary secured internet service for pre-school to junior high school aged children called The Children’s Internet®.  We plan to introduce a comprehensive Internet service designed specifically for children that allows them to have safe, unrestricted live access to the Internet.  During 2003, we plan to conduct a media test to introduce The Children’s Internet® service to the public at large via a 30-minute infomercial.  The infomercial was produced by Two Dog Net over a two-year period and is ready to air.  The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter.  We plan to outsource all non-strategic core competencies.  By following this strategy, we intend to minimize the number of employees required to manage our intended growth through 2003.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to us.  Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Executive Officer, Chief Financial Officer, and Director.  Some of these purchasers resold their shares to unrelated third parties.  A portion of the proceeds received from the stock sales by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company, to finance our initial operations thus far.  These amounts are reflected on the financial statements as “Due to Parent Company.”

We have applied for registration of 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering.  If we raise the maximum offering of $8,000,000, our working capital needs will be met for approximately 24 months.  This registration statement has not yet been declared effective by the Securities and Exchange Commission (“SEC”).  The Company has received comments from the SEC on their filing and is in the process of responding to those comments.

Additional funds may also be required in order to proceed with our marketing.  These funds would be raised through additional private placements or other financial arrangements including debt or equity.  There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing.  If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations.

Off-Balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company.  The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On March 20, 2003, the Board of Directors adopted a Code of Ethics for the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.

The following Exhibits are filed herein:

No.

Title

14

Code of Ethics, adopted March 20, 2003

31.1

Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.

Reports on Form 8-K filed:  None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 14, 2003

 The Children’s Internet, Inc.

/s/ Sholeh Hamedani

By: Sholeh Hamedani

Its: President, Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit 14

THE CHILDREN’S INTERNET, INC.

CODE OF ETHICS

Preamble

This Code of Ethics was designed by The Children’s Internet, Inc. to govern the way in which we work every day.  This Code of Ethics applies to each and every one of our employees, officers, and directors.

Definitions

The “Commission” means the United States Securities and Exchange Commission.

The “Company” means The Children’s Internet, Inc.

“We” means all of our employees, officers, and directors.

Basic Principles

We will conduct ourselves honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

We will avoid conflicts of interest, including disclosure to the appropriate persons of any material transaction or relationship that reasonably could be expected to give rise to such a conflict.

We will provide full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the Commission and in all other public communications we make.

We will comply with all applicable governmental laws, rules and regulations.

We will promptly report violations of this Code of Ethics to the appropriate person within the Company as described specifically below.

We accept accountability for adherence to this Code of Ethics.

Specific Situations

Conflicts of interest.  A “conflict of interest” occurs when an individual’s private interest interferes in any way – or even appears to interfere – with the interests of the Company as a whole.  A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively.  Conflicts of interest also arise when an employee, officer or director, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company.  Loans to, or guarantees of obligations of, such persons are of special concern.  Additionally, you may not work for or receive payments of any kind from any competitor, customer, distributor or supplier of the Company without prior approval of Company management.

We will be alert and sensitive to any interest that might be considered to conflict with the best interests of the Company.  If you or one of your family members, directly or indirectly, has a financial or personal interest in a contract or transaction to which the Company is a party, or you are contemplating entering into a transaction that involves use of Company assets or could compete with the Company, you must disclose this situation as soon as you become aware of it to your immediate supervisor.  Please disclose your interest and describe all material facts concerning the matter known to you, including the estimated time frame for the transaction if known.  If appropriate, supervisors will report any such situations to the President of the Company.  If necessary, the President of the Company will report any such situation to the Board of Directors who will, in conjunction with the Company’s legal counsel, make a determination of whether or not the situation is a conflict of interest.  You should not take any actions until you are advised of the decision.  The Company will be sensitive to the time frames you disclose to us.

The Company promotes disclosure of any questionable situations.  The Company will not retaliate and will not permit any of its employees, directors, or officers to retaliate against you for such disclosure.

Corporate opportunities.  We are prohibited from (a) taking for ourselves personally opportunities that are discovered through the use of Company property, information or position; (b) using Company property, information, or position for personal gain; and (c) competing with the Company.  We owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.  If you believe that a contemplated transaction might be found to be a corporate opportunity, you should make full disclosure to your supervisor or manager and seek Company authorization to pursue the opportunity before pursuing the opportunity.

Confidentiality.  We must maintain the confidentiality of information entrusted to us by the Company or its customers, except when disclosure is authorized or legally mandated.  Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed.

Fair dealing.  We will endeavor to deal fairly with the Company’s customers, suppliers, competitors and employees.  We will not take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or use any other unfair-dealing practice.

Protection and proper use of company assets.  We will protect the Company’s assets and ensure their efficient use.  Theft, carelessness and waste have a direct impact on the Company’s profitability.  All Company assets must be used for legitimate business purposes.

Compliance with laws, rules and regulations (including insider trading laws).  The Company promotes compliance with laws, rules and regulations, including insider-trading laws.  Insider trading is trading or tipping others to trade in securities of our Company or any other Company based on information, which is not available to the public.  Insider trading is both unethical and illegal and will be dealt with firmly.  We are required to comply with all applicable laws and regulations wherever we do business. Perceived pressures from supervisors or demands due to business conditions are not excuses for violating the law. If you have any questions or concerns about the legality of an action, you should bring such questions or concerns to your supervisor.  If you feel you cannot discuss your concerns with your supervisor, please bring them to the President of the Company.

Accuracy of Company records and reports.  The Company requires honest and accurate recording and reporting of information.  This includes such data as quality, safety, and personnel records, as well as all business and financial records and reports filed with the Commission.  All financial books, records and accounts must accurately reflect transactions and events, and conform both to required accounting principles and to the Company’s system of internal controls. No false or artificial entries may be made.

Encouraging the reporting of any illegal or unethical behavior.  The Company promotes ethical behavior.  The Company encourages you to talk to supervisors, managers or other appropriate personnel when in doubt about the best course of action in a particular situation.  Additionally, you should report violations of laws, rules, regulations or the code of business conduct to appropriate personnel.  The Company will not allow retaliation for reports made in good faith.

Conclusion

No Code of Conduct or Code of Ethics can cover every situation that might arise in a company.  This Code is designed to let you know our basic guiding principles and provide explanation on how to handle various situations.  If you have questions on any situation, whether or not described in this document, please ask.  The first place to turn is your immediate supervisor or manager.  If you are uncomfortable discussing a situation with your immediate supervisor or manager, you may go to anyone in management whom you feel comfortable with, including the President of the Company.  We cannot stress our final point enough: “When in doubt, ask.”

Adopted by the Board of Directors on March 20, 2003.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Children’s Internet, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sholeh Hamedani, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed the Report;

2.

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.

I and the other certifying officers of the Company:

- are responsible for establishing and maintaining disclosure controls and procedures for the Company;

- have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

- have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

- have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5.

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

- all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6.

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

May 14, 2003

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Children’s Internet, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sholeh Hamedani, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed the Report;

2.

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.

I and the other certifying officers of the Company:

- are responsible for establishing and maintaining disclosure controls and procedures for the Company;

- have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

- have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

- have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5.

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

- all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6.

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

May 14, 2003

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Children’s Internet, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sholeh Hamedani, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Sholeh Hamedani

Sholeh Hamedani,

Chief Executive Officer, President,

and Chief Financial Officer

May 14, 2003