Form 10QSB
period 2003-06-30
CHILDRENS INTERNET INC
filed 2003-08-14
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                       Commission File Number: 000-29611

                         THE CHILDREN'S INTERNET, INC.
       (Exact name of small business issuer as specified in its charter)

        Nevada                                      88-0370247
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                     Identification No.)

             2401 Crow Canyon Rd., Suite 201, San Ramon, CA  94583
                   (Address of principal executive offices)

                                (925) 406-2364
                          (Issuer's telephone number)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 23, 2003, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         THE CHILDREN'S INTERNET, INC

                                     INDEX


                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION                                           1

Item 1.Financial Statements (Unaudited)                                  1

      Condensed Balance Sheet -June 30, 2003                             1

      Condensed Statements of Operations - For the six months and three months ended June 30, 2003 and 2002, and the period from
      inception to June 30, 2003                                         2

      Condensed Statements of Stockholders' Deficit - For the six months ended June 30, 2003 and the period from inception
      to June 30, 2003                                                   3

      Condensed Statements of Cash Flow - For the six months and three months ended June 30, 2003 and 2002, and the period from
      inception to June 30, 2003                                         4

      Notes to Condensed Financial Statements                            5

Item 2.Management's Discussion and Analysis of Financial
      Condition and Plan of Operations                                   9

Item 3. Controls and Procedures                                          11

                          PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                                 12
Item 2.Changes in Securitiesand Use of Proceeds
12
Item 3.Defaults Upon Senior Securities                                   12
Item 4.Submission of Matters to a Vote of Security Holders               12
Item 5.Other Information                                                 12
Item 6.Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                               13

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     THE CHILDREN'S INTERNET, INC.
                     (A Development Stage Company)
                   UNAUDITED CONDENSED BALANCE SHEET

                                                                         June 30,
                                                                           2003
									 ---------
                                 ASSETS



TOTAL ASSETS                                                             $       -
									 =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                       72,610
Due to parent company                                                      128,810
									 ---------
     Total current liabilities                                             201,420
									 ---------

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares
     authorized; zero shares issued and outstanding.                             -
Common stock, $0.001 par value; 75,000,000 shares
     authorized; 2,287,755 shares issued and outstanding                     2,288
Additional paid-in capital                                                 433,317
Deficit accumulated during the development stage                         (637,025)
									 ---------
TOTAL STOCKHOLDERS' DEFICIT                                              (201,420)
									 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $       -
									 =========


The accompanying notes are an integral part of the financial statements.


				THE CHILDREN'S INTERNET, INC.
				(A Development Stage Company)
			UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                        For The Three             For The Six           For the Period
                                            Months                   Months            September 25, 1996
                                        Ended June 30,            Ended June 30,        (inception) to
                                        2003       2002             2003     2002       June 30, 2003

REVENUE                                  $-        $-               $-        $-             $-

General selling and                    112,672    10,702          236,031    14,952       637,025
          administrative expenses      -------	 -------	 --------   --------	 ---------

Operating loss before                 (112,672)  (10,702)        (236,031)  (14,952)     (637,025)
     provision for income taxes

Provision for income taxes                -         -                -         -             -
				      -------	 -------	 --------   --------	 ---------
NET LOSS                             $(112,672) $(10,702)       $(236,031) $(14,952)    $(637,025)
				      =======    =======	 ========   ========	 =========
Net loss per common share
- basic and diluted                    $(0.05)  $(0.010)          $(0.10)  $(0.013)       $(0.49)
				      =======    =======	 ========   ========	 =========
Weighted average number of common
shares outstanding
- basic and diluted                  2,287,755 1,121,000        2,287,755  1,121,000     1,298,229
				      =======    =======	 ========   ========	 =========

The accompanying notes are an integral part of the financial statements.



   					      THE CHILDREN'S INTERNET, INC.
					      (A Development Stage Company)
				UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                      Deficit Accumulated
                                                                                     During the Development
                                                                                             Stage
                                                Common                   Additional                         Stockholders'
                                                Stock                      Paid-In                             Deficit
                                                                           Capital
                                                  Shares           Amount

Balance, September 25, 1996                              -         $    -     $    -                       -       $     -
						----------	   ------     ------		    --------	   -------
Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                              1,121,000          1,121      4,484                       -         5,605

Net Loss                                                                                             (5,605)       (5,605)
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1996                       1,121,000          1,121      4,484                 (5,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1997                       1,121,000          1,121      4,484                 (5,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1998                       1,121,000          1,121      4,484                 (5,605)             -
 						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1999                       1,121,000          1,121      4,484                 (5,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                 (3,000)       (3,000)

Expenses paid by former officer on behalf of                                   3,000                                 3,000
company
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2000                       1,121,000          1,121      7,484                 (8,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2001                       1,121,000          1,121      7,484                 (8,605)             -
						----------	   ------     ------
Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                             1,166,755          1,167    148,833                               150,000
						----------	   ------     ------		    --------	   -------
Expenses paid by former officer on behalf of                                   2,000                                 2,000
company
						----------	   ------     ------		    --------	   -------
Services performed as capital contribution                                   125,000                               125,000
Net Loss                                                 -              -          -               (392,389)     (392,389)
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2002                       2,287,755          2,288    283,317               (400,994)     (115,389)
						----------	   ------     ------
Net Loss (unaudited)                                                                               (236,031)     (236,031)

Services performed as capital contribution                                   150,000                               150,000
(unaudited)
						----------	   ------     ------		    --------	   -------
Balance, June 30, 2003 (unaudited)               2,287,755          2,288    433,317               (637,025)     (201,420)
						----------	   ------     ------		    --------	   -------
The accompanying notes are an integral part of
the financial statements.




						THE CHILDREN'S INTERNET, INC.
						(A Development Stage Company)
					UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     For the Period
                                                              For The Six Months   September 25, 1996
                                                                Ended June 30,        (inception)
                                                              2003          2002     June 30, 2003

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                 $(236,031) $(14,952)          $(637,025)

Adjustments to reconcile net loss to net cash used in operating activities:

    Services performed as capital contribution             150,000         -             275,000
    Expense paid by former officer on behalf of company          -         -               5,000
   Increase (decrease) in liabilities
    Accounts payable and accrued expenses                    9,975    12,952              72,610
    Due to parent company                                   76,056         -             128,810
							  --------   -------		--------
Net cash used in operating activities                            -   (2,000)            (155,605)


CASH PROVIDED BY FINANCING ACTIVITIES:
    Contribution by officer                                      -    2,000		      -
    Issuance of common stock                                     -         -             155,605
							  --------   -------		--------
Net cash provided by financing activities                        -     2,000             155,605
							  --------   -------		--------

CASH USED FOR INVESTMENT ACTIVITIES:

Net change in cash and cash equivalents                          -         -                  -

Cash and cash equivalents - beginning of period                  -         -                  -
							  --------    ------		-------
Cash and cash equivalents - end of period               $        -   $     -            $     -
							  ========    ======		=======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year -
Interest paid                                           $        -   $     -            $     -
							  ========    ======		=======
Income taxes paid                                       $        -   $     -            $     -
							  ========    ======		=======


The accompanying notes are an integral part of the financial statements.




                         THE CHILDREN'S INTERNET, INC.
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003

NOTE 1 -   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company (the "Parent Company"). Total issued and outstanding shares were increased to 2,287,755 as a result of this sale.

Basis of Presentation

These financial statements have been prepared by the Company without audit. In the opinion of management, the condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Children's Internet, Inc. as of June 30, 2003, the results of its operations, changes in equity and cash flows for the three and six months ended June 30, 2003 and 2002 and for the period from inception to June 30, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended December 31, 2002.

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

Recent Accounting Pronouncements

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.



NOTE 2 - SALES AND MARKETING AGREEMENT

On March 3, 2003, the Company entered into an exclusive and renewable five year sales and marketing agreement with Two Dog Net, Inc. ("TDN") to be the exclusive marketers of their proprietary secured internet service for children pre-school to junior high called The Children's Internet{reg-trade-mark}. Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a per user charge per month for each user accessing the product.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Parent Company provides for the office space utilized and pays for the utilities. The Company has accrued a payable due to the Parent Company for reimbursement of such costs.

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani and an outside financial consultant have provided services to the Company at a fair market value of $75,000 and $150,000 during the three and six months ended June 30, 2003 respectively, and will not seek payment for the services provided.

The Company, Shadrack and TDN are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which owns 51% of the Company's common stock. Ms. Hamedani was President of TDN until August 1, 2002. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

On June 28, 2002, the Company entered into a Consulting Agreement with Alan Schram. This agreement provides for Alan Schram to provide consulting services to the Company. In return for his services, the agreement entitles Alan Schram to receive 25,000 shares of the Company's common stock at the completion of the agreement's four month term. The consulting services have been accrued in other expenses. The Company is currently in negotiations with Mr. Schram to settle its obligations under the terms of this agreement. As of the date hereof, these shares have not been issued. Alan Schram is the Company's former President, Secretary, Chief Financial Officer and Director.

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Nasser Hamedani owns 47% of TDN, the company with whom the Company has entered into the Sales and Marketing Agreement, and he is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

NOTE 4 - SB-2 REGISTRATION STATEMENT

On February 6, 2003, the Company filed a Form SB-2 registration statement offering for sale of up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. There is no underwriter involved in this offering. The shares are being offered without any underwriting discounts or commissions. The purchase price is $2.00 per share. If all of the shares offered by the Company are sold, the proceeds will be $8,000,000. The Company has received comments from the SEC on their filing and has responded to those comments and filed an amendment to the registration statement in July 2003.




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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the accounting policies adopted by the Company as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and no new accounting pronouncements have been adopted during the quarterly period ending June 30, 2003. There are no significant accounting estimates made by the Company in the preparation of the financial statements for the quarterly period ended June 30, 2003.

SELECTED FINANCIAL DATA

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through June 30, 2003 and for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related footnotes.




                            	For the    	     For the	    For the period from
				3 months	     3 months	    September 25, 1996
                                  ended                ended       (inception) through
	                      June 30, 2003       June 30, 2002       June 30, 2003
STATEMENT OF OPERATIONS DATA
Net sales                            -                   -                  -
Operating expenses:               112,672              10,702            637,025
Operating loss                   -112,672      	      -10,702           -637,025
Net Loss                         -112,672      	      -10,702           -637,025

                            	   As of
				June 30, 2003
BALANCE SHEET DATA:
Total assets                          -
Current liabilities                201,420
Total stockholders' deficit       -201,420



Plan of Operations

You should read the following plan of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operations contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors appearing elsewhere in this quarterly report.

Effective March 3, 2003, we have an agreement with Two Dog Net, Inc. to be the exclusive marketers of their proprietary and secured internet service for pre-school to junior high school aged children called The Children's Internet{reg-trade-mark}. We plan to introduce a comprehensive Internet service designed specifically for children that allows them to have safe, unrestricted live access to the Internet. During 2003, if finances allow, we plan to conduct a media test to introduce The Children's Internet{reg-trade-mark} service to the public at large via a 30-minute infomercial. The infomercial was produced by Two Dog Net over a two-year period and is ready to air. The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter. We plan to outsource all non-strategic core competencies. By following this strategy, we intend to minimize the number of employees required to manage our intended growth through 2003. In connection with this strategy, the Company signed a co-location agreement with Tri-Valley Data Center, a secure colocation provider in San Ramon, California, and is in the process of negotiating an agreement with Infolink Communications, Ltd. for sales to third parties.

We have applied for registration of 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering. If we raise the maximum offering of $8,000,000, our working capital needs will be met for approximately 24 months. This registration statement has not yet been declared effective by the Securities and Exchange Commission ("SEC"). The Company has received comments from the SEC on their filing and responded to those comments and filed an amendment to the registration statement in July 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.



ITEM 3.     CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls and procedures that materially affected, or are reasonably likely to materially affect, the Company's internal control and procedures over financial reporting.



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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.    The following Exhibits are filed herein:

      No.         Title

      10.1        Co-Location Agreement, dated July 11, 2003
      31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.      Reports on Form 8-K filed:  None.



                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 14, 2003         The Children's Internet, Inc.


                               /s/ Sholeh Hamedani
                               By: Sholeh Hamedani
                               Its: President, Chief Executive Officer, and
                                Chief Financial Officer
                              (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                                                                   Exhibit 10.1



                          TRI-VALLEY DATA CENTER, LLC
                            Service Level Agreement


POWER
Tri-Valley Data Center, LLC's ("TVDC") goal is to provide uninterrupted power to our customers. In the unlikely event that a TVDC customer experiences equipment failure due to an Interruption in TVDC's power delivery systems, for which TVDC is determined to be at fault, Customer can request from TVDC a credit based upon that month's recurring charge for the impacted cages, cabinets or racks. The percentage credits for the impacted cage, cabinets or racks are a function of the length of the outage and is as follows.

Up to 15 Minutes    5% of the Monthly Recurring Revenue of the impacted space.
16 to 30 Minutes    7% of the Monthly Recurring Revenue of the impacted space.
31 Min to 1 Hours 10% of the Monthly Recurring Revenue of the impacted space. 1 Hours to 6 Hours 30% of the Monthly Recurring Revenue of the impacted space.
6 -12 Hours         50% of the Monthly Recurring Revenue of the impacted space.
12+ Hours           100%  of  the Monthly Recurring  Revenue  of  the  impacted space.

Customer must contact TVDC as soon as they are aware of the power outage. In the case of an outage, TVDC will supply directed remote hands services free of charge to power up affected equipment on a best effort basis. Planned power outages are not Interruptions and Customer will be informed of planned outages in accordance with TVDC Customer Policy and Procedures. In the event of planned outages Customer shall be notified within 24 hours of such outage.

CROSS CONNECTS
TVDC's cross connects are designed for 100% circuit availability. In the unlikely event that TVDC cross connects degrade outside acceptable BellCore parameters in excess of 1 minute ("Degrade"), Customer can request from TVDC a credit for service for each interruption based upon the length of outage of the monthly recurring charge for the impacted cross connect. Outages in excess of 30 minutes credits will be based on charges for impacted cages, cabinets or racks for that month. The percentage credits for the impacted cage, cabinets or racks is as follows.

1 to 30 Minutes     0% of the Monthly Recurring Revenue of the cross connect.
31 Min to 1 Hours 10% of the Monthly Recurring Revenue of the impacted space. 1 Hours to 6 Hours 15% of the Monthly Recurring Revenue of the impacted space.
6 -12 Hours         20% of the Monthly Recurring Revenue of the impacted space.
12+ Hours           25% of the Monthly Recurring Revenue of the impacted space.

CUSTOMER MUST CONTACT TVDC AS SOON AS THEY ARE AWARE OF THE CROSS CONNECT DEGRADATION. CUSTOMER WILL BE INFORMED OF PLANNED OUTAGES IN ACCORDANCE WITH TVDC STANDARD PROCEDURES.




Tri-Valley Data Center                  1 of 3                          9/26/02
Service Level Agreement
Version 3.0

SITE ACCESS
TVDC facilities are accessible 24 hours a day, 365 days a year. If TVDC intentionally denies Customer access to a facility, for reasons other than Force Majeure or government orchestrated events, without proper notice ("Lack of Access"), Customer may request from TVDC a credit for service for each Lack of Access. The percentage credits for the impacted cage, cabinets or racks is as follows:

Up to 60 Minutes    5% of the Monthly Recurring Revenue of the impacted space.
61 to 120 Minutes   10% of the Monthly Recurring Revenue of the impacted space.
2 to 4 Hours        20% of the Monthly Recurring Revenue of the impacted space.
4 Hours to 24 Hours 30% of the Monthly Recurring Revenue of the impacted space.
24+ Hours           100% of the Monthly Recurring Revenue of the impacted
space.

ENVIRONMENTALS
TVDC facilities are designed to maintain a facility in the following ranges:

Ambient Temperature: 72 Degrees +/- 3 through out the facility
Humidity:  45% +/-10%

TVDC recognizes the importance of maintaining environmentals in the proper operating range and will utilize best efforts to insure the facility is within proper operating ranges at all times. If TVDC experiences a complete failure or outage, or if the temperature or humidity parameters are not maintained within those specified above, (in each case, an "Outage") of the environmental systems, Customer can request from TVDC a credit for service for each Outage based upon the length of outage of the monthly recurring charge for the impacted cages, cabinets or racks for that month. The percentage credits for the impacted cage, cabinets or racks is as follows:

Up to 60 Minutes    5% of the Monthly Recurring Revenue of the impacted space.
61 to 120 Minutes   10% of the Monthly Recurring Revenue of the impacted space.
2 to 4 Hours        20% of the Monthly Recurring Revenue of the impacted space.
4 Hours to 24 Hours 30% of the Monthly Recurring Revenue of the impacted space.
24+ Hours           100% of the Monthly Recurring Revenue of the impacted
space.

CHRONIC TROUBLE
If Customer has two of the same service outages on a particular circuit, which creates a complete Customer outage found to be the fault of TVDC within a thirty-day (30) period, Customer may appeal to TVDC for chronic trouble relief for a particular facility. If the customer experiences a similar outage, with the exception of a "Force Majeure" situation (as contemplated by the terms and conditions of the Colocation Contract), in the next thirty days after their appeal, TVDC will allow the customer to terminate their service without incurring termination liability.

CREDITS
Customer must request credits from TVDC and must pay TVDC the full monthly recurring charges until the credit has been resolved. To qualify for a credit, Customer must have



Tri-Valley Data Center                  2 of 3                          9/26/02
Service Level Agreement
Version 3.0
opened a trouble ticket through TVDC's Customer Service number ((925) 328-1111) on the day of the event for which the credit is being requested. Verification of TVDC responsibility for power and environmental system failure will be made by joint examination of the Facility Monitoring System (FMS) records. Requests for credits must be made within ten (10) days after the opening of the trouble ticket and sent via mail or facsimile to:

Tri-Valley Data Center, LLC
Attn. Billing Department - Credits
12893 Alcosta Blvd., Suite A
San Ramon, CA 94583
Facsimile: 925-328-1068

The amount of credits given for a specific facility will not exceed twenty (20%) of Customer's single monthly recurring space charges. Credits will not be given if a "Force Majeure" clause in the terms and conditions has been invoked.

CUSTOMER RESPONSIBILITY
Customer understands that violations of TVDC's Customer Policies and Procedures affect TVDC's ability to fulfill the obligations under this Service Level Agreement. Customer agrees to abide by TVDC's Customer Policies and Procedures and to educate and enforce the policies on all its officers, employees, agents and contractors.

Nothing in this Service Level Agreement shall impair the rights or obligations of TVDC or the Customer under any other agreements between such parties.

Agreed and Acknowledged:


__________________________________            Tri Valley Data Center, LLC
Company


/s/ Sholeh Hamedani				/s/ Gregory Fish
Authorized Customer Signature                 By:  Gregory Fish, CEO


__________________________________                 7/11/2003
Name and Title                                       Date


______/______/______
Date




Tri-Valley Data Center                  3 of 3                          9/26/02
Service Level Agreement
Version 3.0




               TVDC TERMS AND CONDITIONS FOR DELIVERY OF SERVICE

These terms and conditions are applicable to the Tri-Valley Data Center ("TVDC") Colocation Contract ("Contract") and are incorporated in each Contract.

 1. LICENSE. TVDC hereby grants and Customer hereby accepts a nonexclusive limited license ("License") to colocate computer and communications equipment ("Equipment") in the space ("Space") reasonably acceptable to Customer located at TVDC's colocation facility at 12893 Alcosta Blvd., Suite A, San Ramon, California (the "facility") controlled by TVDC as set forth on the Contract. Customer hereby acknowledges and agrees that it has not been granted any real property interest in the Space or any of the Premises and that Customer has no rights as a tenant under any real property or landlord/tenant laws, regulations or ordinances. Customer may not allow anyone else to use the space for any reason.

 2. SCOPE OF WORK. Customer is required to complete the Colocation Space Scope of Work worksheet for Space licensed by Customer in each facility. Customer understands and acknowledges that any changes to the worksheet upon the execution of the worksheet and the Contract are subject to additional fees and/or delay of installation. Any and all changes to the Colocation Space Scope of Work worksheet must be in writing and acknowledged by both parties.

 3. USE OF SPACE. Customer and its authorized representatives or contractors are granted access and agrees to use the Space solely for the installation, maintenance, operation, and removal of Customer's Equipment in accordance with TVDC's Customer Policies and Procedures. Unless otherwise agreed to by TVDC, Customer, at its expense, shall install all Equipment into the Space. Customer shall not use or allow access of any other person to the Space for any other purpose without first obtaining TVDC's prior written consent, which shall not be unreasonably withheld. Customer shall abide by TVDC's Customer Policies and Procedures, as amended from time to time which will be provided in writing and available on TVDC's website.

 4. FACILITY. TVDC represents and warrants to Customer that (a) the term of the License does not exceed the terms under which TVDC has lease rights to the Facility; (b) TVDC is the legal lessor of the Facility; (c) there is no pending or threatened litigation affecting or which might reasonably be expected to affect TVDC's lease on the Facilities or its right or power to enter into any Contract; (d) TVDC is not aware of any event or expected event that could give rise to a default under any agreement to which the Facility is bound; (e) TVDC shall at all times enforce its rights under each underlying lease or other agreement affecting any Facility or Space in a diligent manner in order to provide Customer with its rights under the Contract promptly and in the event that TVDC receives any written notice under any of the underlying lease documents or from any underlying landlord or other party that adversely impacts or may adversely impact any of Customer's right hereunder (e.g., TVDC's breach) it shall immediately provide a copy thereof to Customer; and
 (f) neither the execution of any Contract nor the performance of the obligations contained therein by TVDC will conflict with or result in a breach of any agreement to which the Facility is bound. These representations and warranty shall survive the execution and delivery of any Contract and any investigation at any time made by or on behalf of Customer shall not diminish its rights to rely thereon.

 5. SERVICES. The Contract sets forth the services (the "Services") and fees as of the order date. TVDC's Services include, but are not limited to, (a) Space that is telecommunications and internet colocation grade, as the terms are generally understood in the colocation of computer and communications equipment industry; (b) 24x7x365 secured monitored facility to include biometric palm scanner, card key access control and digital video camera security to the Facility and the colocation space; (c) a controlled environment with an ambient air temperature between 72+/- 3 degrees Fahrenheit and relative humidity of 45% +/- 5% throughout the collocation space; (d) power supply adequate for Customer's contemplated use that shall be constantly available; (e) adequate back-up or stand-by equipment, capabilities and procedures maintained in accordance with TVDC's service packages and Service Level Agreement; and (f) a 24 hour critical systems monitoring/disaster prevention and fire suppression systems. At all times Customer may request TVDC to perform services that are part of TVDC's service packages, installation packages, regular maintenance activities or under TVDC's hourly service rates via service requests to TVDC's Control Center at 925-328-1111. TVDC or where applicable, TVDC's contractors or sub contractors, will not be responsible for any damages to Customer or Customer's Equipment resulting from such requested activities unless such damages are caused by the willful misconduct or negligence of TVDC, or where applicable, TVDC's contractors or subcontractors.

 6. EQUIPMENT DELIVERY AND STORAGE PROCEDURES. Customer authorizes TVDC and TVDC agrees, to accept delivery of and/or provide storage (based upon availability) for Customer's equipment at the facility set forth on the applicable Contract; provided, however, that Customer agrees to abide by TVDC's Equipment Delivery and Storage Procedures, a copy of which shall be provided to Customer and Customer releases TVDC from any and all liability for any direct, indirect, incidental, economic, special, punitive, or consequential damages arising from TVDC's acceptance and/or storage of Customer's equipment.

 7. FEES. Customer will pay TVDC all fees and charges as set forth on the Contract. TVDC may, on the anniversary date for each applicable Contract; increase the amount Customer pays for Space and Services to reflect changes in the CPI. In the event TVDC is required to pay for electrical power to its third party utility provider in excess of 20% over the current amount paid by TVDC, then TVDC may increase the amount Customer pays for power to reflect such actual increase. Such increases will not occur more than two (2) times in any 12 month period. Currently, TVDC pays an average of .1742 cents per kilowatt hour commodity charge from Pacific Gas & Electric to acquire its power. Upon expiration of the initial or any renewal term of any applicable Contract, TVDC may increase the amount Customer pays for Space and Services (including electrical power) to reflect changes in the CPI. Any additional Services requested by Customer and provided by TVDC will result in an increase of monthly recurring fees under the then current Contract.

 8. CREDIT WORTHINESS. TVDC, at its sole discretion and determination, may take the necessary and required action to conduct a credit check on Customer with any one or more of the major credit reporting agencies.

 9. PAYMENT. Customer shall pay TVDC, when due, for all Services ordered or used, including all applicable taxes, surcharges, and other government imposed fees. Monthly recurring fees are due on or before the first day of each month. All other Services or non-recurring fees are due 30 days from the date of invoice. All invoices shall be sent to the address and contact indicated on the Contract. Any invoice not paid by the 5th day of each month shall be deemed delinquent and are subject to late charges accruing at a rate of 10% per annum. Customer shall be liable for all costs of collection of any delinquency, including any and all collection fees, reasonable attorneys' fees and court costs.

 10. TERM OF LICENSE. The term and Customer's obligation to pay TVDC for the use of the Space shall begin on the Occupancy Date indicated on the Contract (not to exceed 60 days from the date the Contract is executed), subject to confirmation of said date in writing to Customer by TVDC, REGARDLESS OF WHETHER OR NOT CUSTOMER ACTUALLY OCCUPIES THE SPACE ON THAT DATE, and shall continue for the term shown on the Contract. If TVDCis not able to have the Space ready within thirty (30) days of the desired date at the desired
 Premises, Customer may elect to terminate its obligation for said Space. Notwithstanding any other provision of these terms and conditions, for each day that the space is not ready for occupancy by Customer in the condition required by the Contract and these terms and conditions, then Customer shall have no obligation to pay any charges otherwise required to be paid until such time as the Space is ready for occupancy. The term of the License automatically shall continue on a month-to-month basis following expiration of the original term, subject to termination by either party upon not less than 30 days' written notice to the other party.

TVDC TERMS AND CONDITIONS FOR DELIVERY OF SERVICE - PAGE 1
REVISED 7/1/02                                    Customers Initials: _______

 11. CONFIDENTIALITY. Each party, for itself, its agents, employees and representatives agrees that it will not divulge any confidential or proprietary information it receives from the other party, provided, however, that such information may be disclosed (a) if required by a valid order of any court or other governmental body or other applicable law, (b) to legal counsel for TVDC or Customer; or (c) if such disclosure is necessary to establish the rights of either party under any Contract or License or these terms and conditions. The terms and conditions of the Contract shall be considered confidential or proprietary information under this paragraph. Neither party shall use the other party's name in marketing materials, including, but not limited to press releases, without the prior written consent of the other party. The obligations of confidentiality and indemnification stated herein shall survive the termination of any applicable License or Contract.

 12. INSURANCE. Customer shall maintain in force, at its expense, during the term of the Contract, a policy of Commercial General Liability Insurance, licensed to do business within the state where the Facility is located, insuring against all hazards and risks customarily insured against by persons colocating equipment in buildings. The Policy should be written on a per-occurrence basis with blanket contractual liability coverage, with respect to use of the Space and operation of business therein, with a limit of not less than One Million Dollars ($1,000,000) and an aggregate umbrella coverage of not less than an additional One Million Dollars ($1,000,000). A per occurrence limit of Two Million Dollars ($2,000,000) will be acceptable as well. Customer shall maintain property insurance including EDP (electronic data processing property) perils written on a "Special Form" basis at full replacement cost value. The definition of property includes data and media. Customer's policies shall contain provisions providing that such insurance shall be primary insurance insofar as TVDC and Customer are concerned, with any other insurance maintained by TVDC being excess and noncontributing with the insurance of Customer required hereunder and providing coverage for the contractual liability of Customer to indemnify TVDC. Customer shall name TVDC, and any additional parties that TVDC may reasonably designate by written notice as additional insured's to the policies. Customer shall place the Policies required herein with a carrier having an AM Best rating of A- VIII or better. The policies shall provide that Customer's and TVDC's insurers waive all rights of subrogation against the other. Customer shall procure and maintain workers' compensation insurance complying with the law of the applicable state or states, whether or not said coverage is required by law, and employer's liability insurance with limits of no less than One Million Dollars ($1,000,000). Customer shall promptly deliver to TVDC certificates of insurance issued by the insurance company or its authorized agent for the Policy, in a form reasonably satisfactory to TVDC. The Policy shall provide that it cannot be cancelled or modified unless TVDC is given 30 days prior written notice of such cancellation or modification. Customer shall be responsible for requiring its contractors, subcontractors and/or sub licensee entering the Space on its behalf to procure and maintain the same types, amounts and coverage extensions as required of Customer. The insurance requirements set forth herein are independent of Customer's indemnification and other obligations under and shall not be construed or interpreted in any way to restrict, limit, or modify Customer's indemnification and other obligations, or to limit Customer's liability.

 13 INDEMNITY. To the fullest extent permitted by law, Customer and TVDC (each an "Indemnifying Party") shall, at its own expense, indemnify, defend and hold the other party (the "Indemnified Party"), including the Indemnified Party's shareholders, owners, members, officers, directors, agents, and employees, harmless from and against all Claims, as defined below, arising out of the Indemnifying Party's breach of any applicable Contract or these terms and conditions, except to the extent such Claims arise out of or relate to the willful or intentional misconduct, negligence or breach of the Indemnifying Party. For purposes here, "Claims" means any and all claims, causes of action (whether based on tort or contract law principles, law or equity, or otherwise), charges, assessments, fines, and penalties of any kind (including consultant and expert expenses, court costs, and reasonable attorneys' fees). This indemnification extends to and includes Claims for: (a) injury to any persons (including death at any time resulting from that injury); (b) loss of, injury or damage to, or destruction of real or personal property (including all loss of use resulting from that loss, injury, damage, or destruction of the Space or Premises); and (c) all economic losses and consequential, resulting, incidental or punitive damages of any kind. This indemnification may not be construed or interpreted as in any way restricting, limiting, or modifying Customer's or TVDC's insurance or other obligations under the Contract and is independent of Customer's or TVDC's insurance obligations. The provisions of this paragraph shall survive the expiration or earlier termination of the Contract until all Claims involving any of the indemnified matters are fully, finally, and absolutely barred by the applicable statutes of limitation.

 14 DISCLAIMER OF WARRANTY. Upon execution of a Colocation Contract and subject to Customer's inspection and acceptance of the Space, Customer accepts the Space and services on an "as is" basis at its own risk. Except for the purpose(s) contemplated by this Agreement and as stated in the Contract, TVDC makes no warranties, express or implied, as to the Space, Premises or services and specifically disclaims, any and all, express or implied, warranties including without limitation, any warranties of merchantability or fitness for a particular purpose.

 15 DEFAULT. In the event Customer fails to perform any of its monetary obligations under the Contract and such failure has not been cured within fifteen (15) business days after Customer's receipt of written notice of such failure, TVDC shall have the right to immediately terminate the License as to the Space that is the subject of the default. In the event that either party fails to perform any other material obligation under the Contract which has not been cured within thirty (30) days of receiving written notice of default (provided, however, if the breach is of a nature that reasonably takes more than thirty (30) days to cure, the time period to cure shall be extended to the period reasonably required to effect such cure, provided that the defaulting party diligently prosecutes such cure to completion), the non-defaulting party shall have the right to immediately terminate the License as to the Space or Contract that are the subject of the default; provided however, that in the event any action or non-action by Customer threatens or causes harm to any Space or TVDC Facility, TVDC shall have the right to immediately suspend Services to Customer, and allow Customer to take action to repair any damage or harm made to the Space or TVDC Facility within a reasonable time period to be determined at TVDC's sole discretion or TVDC may terminate the Contract or applicable License to immediately cure such default.

 16 TERMINATION. Upon expiration or earlier termination of a Contract or License as the result of Customer's failure to perform under any applicable Contract (after giving effect to any notice or cure period to which Customer is entitled): (a) TVDC will cease providing Services under the Contract, or any applicable License; (b) any and all payment obligations of Customer under this Contract will become due and payable immediately, including, but not limited to, any fees through the end of the then-current term for any and all applicable Licenses; (c) Customer shall immediately quit and peacefully surrender that portion of the applicable Space occupied and remove, if so requested by TVDC at Customer's expense, all Equipment from the affected Space; (d) Customer, at its expense, shall repair, replace, or compensate TVDC for any damage to the Space or TVDC Facility resulting from the removal of the Equipment within thirty (30) days of receiving notice of any such damage; (e) TVDC may, within thirty (30) days of the expiration or earlier termination date of the Contract or the appropriate License, may remove it from the Space at Customer's expense; and (f) each party shall return all confidential information (as provided in Section 11 above) of the other party in its possession and will not make or retain any copies of such confidential information except as required to comply with any applicable legal or accounting record keeping requirement.

 17 ARBITRATION. Any dispute arising in connection with the Contract that cannot be amicably settled by direct negotiations will be submitted to final and binding arbitration in accordance with the then-prevailing commercial rules of the American Arbitration Association. The arbitration will be held in San Francisco, California. Unless otherwise agreed to by the parties, one (1) arbitrator shall hear the matter. The arbitrator's decision shall be based upon the applicable Contract and applicable law giving full force and legal effect to the insurance, indemnity, disclaimer, and limitation of liability provisions. Any court with competent jurisdiction may enter judgment upon the award rendered by the arbitrator. Notwithstanding the foregoing, nothing contained herein shall prohibit either party from initiating judicial proceedings for the limited purpose of seeking an unlawful detention order or seeking other provisional or equitable remedies. Any such judicial proceedings shall be heard by the state or federal court located in the county where the applicable Space, Premise, or Equipment is located. In all other respects this Section shall govern resolution of any controversy or claim arising in connection with any applicable Contract.

TVDC TERMS AND CONDITIONS FOR DELIVERY OF SERVICE - PAGE 2
REVISED 7/1/02                                     Customers Initials: ______


 18 FORCE MAJEURE. Notwithstanding anything to the contrary contained herein, TVDC shall not be liable to Customer for any loss or damage, or deemed to be in breach of the Contract due to a failure to perform, wholly or in part, if such nonperformance is due to causes beyond the party's reasonable control, including acts of God, fire, explosion, earthquake, hurricane, tornado, wind, flood, storm or other natural occurrences; any law, order, regulation, direction, action or lawful demand of any federal, state, local or foreign governments having jurisdiction over TVDC or of any department, agency, commission, court, bureau, corporation or other instrumentality of any one or more such governments, or of any civil or military authority; national emergency; insurrection; riot; war; strike, lockout, work stoppage or other such labor difficulty and any effects therefrom, including but not limited to, vandalism; third party theft; computer, voice mail, e-mail, or other telecommunications system failure; failure to secure or the loss of the right to possess any Facility.

 19 ASSIGNMENT. All applicable Licenses or Contracts and these terms and conditions shall be binding upon and inure to the benefit of the parties hereto. Customer shall not assign or otherwise transfer any License or Contract without the prior written consent of TVDC, which consent will not be unreasonably withheld, conditioned or delayed. Notwithstanding the foregoing, Customer upon notice to TVDC, may assign all of its rights and delegate all of its duties under these terms and conditions and any applicable Contract to (a) a subsidiary, affiliate or parent company; (b) any entity that Customer controls, is controlled by, or is under common control with; or (c) any entity which succeeds to all or substantially all of the party's assets, whether by merger, sale or otherwise, provided such entity is not a competitor to TVDC; has a net worth at least equal to Customer at the time of the requested assignment; and agrees in writing to assume all duties, obligations and responsibilities of Customer under all applicable Contracts and these terms and conditions and to otherwise be bound as provided for herein.

 20  NOTICES.  Any  notices  or  other  communications  required  or  permitted hereunder shall be sufficiently given, in writing, and (i) delivered personally, or (ii) sent by recognized overnight carrier or mailed first class, certified mail, return receipt requested, postage prepaid, addressed as shown below, or to such other address as the party concerned may substitute by written notice to the other. All notices personally delivered shall be deemed received on the date of delivery. All notices forwarded by mail shall be deemed received on a date seven (7) days (excluding Sundays and legal holidays) immediately following date of deposit in the U.S. mail; provided, however, the return receipt indicating the date upon which all notices were received shall be prima facie evidence that such notices were received on the date on the return receipt.

               If to TVDC:     Tri-Valley Data Center, LLC
                               12893 Alcosta Boulevard, Suite A
                               San Ramon, CA 94583
                               Attn: Greg Fish, CEO
                               Facsimile: 925-328-1068

               If to Customer: ________________________
                               ________________________
                               ________________________
                               Attn: ____________________
                               Facsimile: ________________

The address and addressees may be changed by giving notice of such change in the manner provided herein for giving notice. Unless and until such written notice is received, the last address and addressee given shall be deemed to continue in effect for all purposes.

21 GOVERNING LAW. The Contract shall be governed by and interpreted in accordance with the laws of the State of California. In the event of a dispute or litigation regarding the Contract, the prevailing party shall be entitled to receive reasonable attorney's fees and costs.

22 NO WAIVER. The failure of either party at any time to enforce any right or remedy available to it under the Contract with respect to any breach or failure by either party shall not be construed to be a waiver of such right or remedy with respect to any other breach or failure by either party.

23 LIABILITY. Notwithstanding anything contained in these terms and conditions to the contrary, except in the event of negligence or willful misconduct, neither party shall be liable to the other or any third party for any indirect, special, punitive or consequential damages of any kind, including but not limited to, loss of revenue, loss of goodwill, loss of business opportunity, loss of data, and/or loss of profits arising in any manner from these terms and conditions or applicable Contract or the performance or nonperformance of obligations hereunder regardless of the foreseeability thereof.

24 ENTIRE UNDERSTANDING. The Contract, these Terms and Conditions for Delivery of Service, the Service Level Agreement, and the Customer Policies and Procedures constitute the entire understanding of the parties related to the subject matter hereof. In the event of any conflict between the Contract and these Terms and Conditions for Delivery of Service and any Addendum thereto entered into by both parties and any Customer purchase order, general conditions, specifications or any documents, agreements or papers of any kind which may have been executed by or passed between the parties hereto in connections with the subject matter hereof, the Contract and these Terms and Conditions for Delivery of Service and any Addendum entered into by both parties shall control.

                              REST OF PAGE BLANK


TVDC TERMS AND CONDITIONS FOR DELIVERY OF SERVICE - PAGE 3
REVISED 7/1/02                                     Customers Initials: ______

                                                                   Exhibit 31.1

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                            RULES 13a-14 AND 15d-14
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of The Children's Internet, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sholeh Hamedani, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to {section}302 of the Sarbanes-Oxley Act of 2003, that:

      1. I have reviewed this Report;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

      4. I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
            b. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and
            c. Disclosed in this  Report  any  change in the Company's internal control and procedures over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control and procedures over financial reporting.

      5. I and the other certifying officers have disclosed, based on our most recent evaluation of internal control and procedures over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            a. All  significant  deficiencies  and material weaknesses  in  the design or operation of internal control and procedures over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
            b. Any  fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control and procedures over financial reporting.




/s/ Sholeh Hamedani
Sholeh Hamedani,
Chief Executive Officer and President
August 14, 2003

                                                                   Exhibit 31.2

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                            RULES 13a-14 AND 15d-14
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of The Children's Internet, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sholeh Hamedani, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to {section}302 of the Sarbanes-Oxley Act of 2003, that:

      1. I have reviewed this Report;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

      4. I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
            b.    Evaluated  the  effectiveness  of  the  Company's  disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and
            a. Disclosed in  this  Report  any change in the Company's internal control and procedures over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control and procedures over financial reporting.

      1. I and the other certifying officers have disclosed, based on our most recent evaluation of internal control and procedures over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies and material weaknesses in the design or operation of internal control and procedures over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control and procedures over financial reporting.


/s/ Sholeh Hamedani
Sholeh Hamedani
Chief Financial Officer
August 14, 2003

                                                                     Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of The Children's Internet, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sholeh Hamedani, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. {section}1350, as adopted pursuant to {section} 906 of the Sarbanes-Oxley Act of 2002, that:

   1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Sholeh Hamedani
Sholeh Hamedani,
Chief Executive Officer, President,
and Chief Financial Officer
August 14, 2003