Form 10QSB
period 2003-09-30
CHILDRENS INTERNET INC
filed 2003-11-14
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2003, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         THE CHILDREN'S INTERNET, INC

                                     INDEX


                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION                                             1

Item 1. Financial Statements (Unaudited)                                   1

      Condensed Balance Sheet - September 30, 2003                         1

      Condensed Statements of Operations - For the nine months and three months ended September 30, 2003 and 2002, and the period from
      inception to September 30, 2003                                      2

      Condensed Statements of Stockholders' Deficit - For the nine months ended September 30, 2003 and the period from inception
      to September 30, 2003                                                3

      Condensed Statements of Cash Flows - For the nine months and three months ended September 30, 2003 and 2002, and the period from
      inception to September 30, 2003                                      4

      Notes to Condensed Financial Statements                              5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Plan of Operations                                   9

Item 3. Controls and Procedures                                           11

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 12

Item 2. Changes in Securities and Use of Proceeds                         12

Item 3. Defaults Upon Senior Securities                                   12

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 5. Other Information                                                 12

Item 6. Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                13

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     THE CHILDREN'S INTERNET, INC.
                     (A Development Stage Company)
                   UNAUDITED CONDENSED BALANCE SHEET

                                                                      September 30,
                                                                           2003
									 ---------
                                 ASSETS



TOTAL ASSETS                                                             $       -
									 =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                       87,557
Due to parent company                                                      176,678
									 ---------
     Total current liabilities                                             264,235
									 ---------

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares
     authorized; zero shares issued and outstanding.                             -
Common stock, $0.001 par value; 75,000,000 shares
     authorized; 2,287,755 shares issued and outstanding                     2,288
Additional paid-in capital                                                 508,317
Deficit accumulated during the development stage                         (774,840)
									 ---------
TOTAL STOCKHOLDERS' DEFICIT                                              (264,235)
									 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $       -
									 =========


The accompanying notes are an integral part of the financial statements.


				THE CHILDREN'S INTERNET, INC.
				(A Development Stage Company)
			UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                           			       For the Period
                                         For The Three              For The Nine     September 25, 1996
                                          Months Ended    	    Months Ended,      (inception) to
                                        2003       2002             2003     2002    September 30, 2003
						(Restated)
REVENUE                                  $-        $-               $-        $-             $-

General selling and                    137,814   247,776          373,846    262,728      774,840
          administrative expenses      -------	 -------	 --------   --------	 ---------

Operating loss before                 (137,814) (247,776)        (373,846)  (262,728)    (774,840)
     provision for income taxes

Provision for income taxes                -         -                -         -             -
				      -------	 -------	 --------   --------	 ---------
NET LOSS                             $(137,814) $(247,776)      $(373,846) $(262,728)   $(774,840)
				      =======    =======	 ========   ========	 =========
Net loss per common share
- - basic and diluted                  $(0.06)    $(0.11)          $(0.16)   $(0.17)       $(0.58)
				      =======    =======	 ========   ========	 =========
Weighted average number of common
shares outstanding
- - basic and diluted                2,287,755 2,249,709        2,287,755  1,501,371     1,334,056
				      =======    =======	 ========   ========	 =========

The accompanying notes are an integral part of the financial statements.



   					      THE CHILDREN'S INTERNET, INC.
					      (A Development Stage Company)
				UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                      Deficit Accumulated
                                                                                     During the Development
                                                                                             Stage
                                                Common                   Additional                         Stockholders'
                                                Stock                      Paid-In                             Deficit
                                                                           Capital
                                                  Shares           Amount

Balance, September 25, 1996                              -         $    -     $    -                       -       $     -
						----------	   ------     ------		    --------	   -------
Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                              1,121,000          1,121      4,484                       -         5,605

Net Loss                                                                                             (5,605)       (5,605)
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1996                       1,121,000          1,121      4,484                 (5,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1997                       1,121,000          1,121      4,484                 (5,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1998                       1,121,000          1,121      4,484                 (5,605)             -
 						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1999                       1,121,000          1,121      4,484                 (5,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                 (3,000)       (3,000)

Expenses paid by former officer on behalf of                                   3,000                                 3,000
company
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2000                       1,121,000          1,121      7,484                 (8,605)             -
						----------	   ------     ------
Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2001                       1,121,000          1,121      7,484                 (8,605)             -
						----------	   ------     ------
Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                             1,166,755          1,167    148,833                       -       150,000
						----------	   ------     ------		    --------	   -------
Expenses paid by former officer on behalf of                                   2,000                                 2,000
company-						 -		-	   -	   		   -	 	 -
						----------	   ------     ------		    --------	   -------
Services performed as capital contribution                                   125,000                               125,000
Net Loss                                                 -              -          -               (392,389)     (392,389)
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2002                       2,287,755          2,288    283,317               (400,994)     (115,389)
						----------	   ------     ------ 		    --------	   -------

Services performed as capital contribution                                   225,000                               225,000
(unaudited)

Net Loss (unaudited)                                                                               (373,846)     (373,846)

						----------	   ------     ------		    --------	   -------
Balance, September 30, 2003 (unaudited)          2,287,755          2,288    508,317               (774,840)     (264,235)
						----------	   ------     ------		    --------	   -------

The accompanying notes are an integral part of the financial statements.



						THE CHILDREN'S INTERNET, INC.
						(A Development Stage Company)
					UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                          For The Nine Months   September 25, 1996
                                                           Ended September 30,       (inception)
                                                           2003          2002     September 30, 2003

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                 $(373,846) $(262,728)          $(774,840)

Adjustments to reconcile net loss to net cash used in operating activities:

    Services performed as capital contribution             225,000         -             350,000
    Expense paid by former officer on behalf of company          -         -               5,000
   Increase (decrease) in liabilities
    Accounts payable and accrued expenses                   24,922    82,896              87,557
    Due to parent company                                  123,924    27,832             176,678
							  --------   -------		--------
Net cash used in operating activities                            -  (152,000)           (155,605)


CASH PROVIDED BY FINANCING ACTIVITIES:
    Contribution by officer                                      -     2,000		      -
    Issuance of common stock                                     -   150,000             155,605
							  --------   -------		--------
Net cash provided by financing activities                        -     2,000             155,605
							  --------   -------		--------

CASH USED FOR INVESTMENT ACTIVITIES:

Net change in cash and cash equivalents                          -         -                  -

Cash and cash equivalents - beginning of period                  -         -                  -
							  --------    ------		-------
Cash and cash equivalents - end of period               $        -   $     -            $     -
							  ========    ======		=======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year -
Interest paid                                           $        -   $     -            $     -
							  ========    ======		=======
Income taxes paid                                       $        -   $     -            $     -
							  ========    ======		=======


The accompanying notes are an integral part of the financial statements.



                         THE CHILDREN'S INTERNET, INC.
                         (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 2003

NOTE 1 -   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of the Company's common stock for $150,000, thereby obtaining a majority ownership interest and becoming the Company's parent company (the "Parent Company"). Total issued and outstanding shares were increased to 2,287,755 as a result of this sale.

Basis of Presentation

These financial statements have been prepared by the Company without audit. In the opinion of management, the condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Children's Internet, Inc. as of September 30, 2003, the results of its operations, changes in equity and cash flows for the three and nine months ended September 30, 2003 and 2002 and for the period from inception to September 30, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

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

Recent Accounting Pronouncements

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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


During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

NOTE 2 - RESTATEMENT

The financial statements for the period ending September 30, 2002 were restated to reflect the replacement of the license and technology agreement with Two Dog Net, Inc. with a wholesales sales and marketing agreement. The financial statements for the three and nine months ended September 30, 2002 have been restated to properly reflect the replacement agreement. This restatement resulted in the following changes:

					Three months		Nine months
					   Ended		  Ended
						September 30, 2002

Net Loss, as previously reported	 $(300,894)		 $(315,846)
Restatement				    53,118 		    53,118
					 ----------		 ----------

Net Loss, as restated			 $(247,776)		 $(262,728)
					 ==========		 ==========

Net Loss per share, as previously reported  $(0.13)		    $(0.21)
Restatement				      0.02 		      0.04
					 ----------		 ----------
Net Loss per share, as restated	 	    $(0.11)		    $(0.17)
					 ==========		 ==========

NOTE 3 - SALES AND MARKETING AGREEMENT

On September 10, 2002, the Company entered into a renewable five year royalty and licensing agreement with Two Dog Net, Inc. ("TDN"). Under the terms of that license agreement with TDN, in addition to the monthly royalty payment due, the Company was required to pay an additional $2,000,000 no later than September 10, 2004. The Company capitalized this amount for the technology license and established an amortization period of three years, the expected useful life of the license. On November 5, 2002, the Company exchanged two million shares of its Series A Convertible Preferred Stock for the long term debt owed. The original agreement did not reflect the true intent of the parties and on March 3, 2003, the Company replaced the royalty and license agreement with a wholesale sales & marketing agreement with the same effective date of September 10, 2002. The new agreement was for an exclusive and renewable five year wholesale sales and marketing agreement with Two Dog Net, Inc. ("TDN") to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet (TM) and an internet dial-up service. Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a fee per month per subscriber for the services subscribed. The effect of the change was to remove long term debt and an intangible asset net of accumulated amortization from the balance sheet and to reduce the net loss for the three months ended September 30, 2002 by the amount of the amortization ($55,556) and to reduce stockholders' deficit at September 30, 2002 by a like amount. All financial statements for the period ended and ending September 30, 2002 were restated (Note 2.)


NOTE 4 - RELATED PARTY TRANSACTIONS

The Parent Company provides for the office space utilized and pays for the utilities. The Company has accrued a payable due to the Parent Company for reimbursement of such costs. The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani and an outside financial consultant have provided services to the Company at a fair market value of $75,000 and $225,000 during the three and nine months ended September 30, 2003 respectively, and will not seek payment for the services provided.

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

NOTE 5 - SB-2 REGISTRATION STATEMENT

On February 6, 2003, the Company filed a Form SB-2 registration statement offering for sale of up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. There is no underwriter involved in this offering. The shares are being offered without any underwriting discounts or commissions. The purchase price is $2.00 per share. If all of the shares offered by the Company are sold, the proceeds will be $8,000,000. The Company has received comments from the SEC on their filing and has responded to those comments and filed amendments to the registration statement in July and November, 2003.

NOTE 6 - COMMITMENT

On September 30, 2003, the Company signed a 13-month colocation to house the Company's search engine, servers and related equipment. As of September 30, 2003, future minimum rental payments required under this contract are $34,800.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the accounting policies adopted by the Company as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. There were new accounting pronouncements but they had no effect on the financial statements or results of operations. There are no significant accounting estimates made by the Company in the preparation of the financial statements for the quarterly period ended September 30, 2003.

SELECTED FINANCIAL DATA

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through September 30, 2003 and for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 (Restated) were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related footnotes.





                            	 For the    	      For the	      For the period from
				 3 months	      3 months	      September 25, 1996
                                  ended                ended         (inception) through
	                    September 30, 2003   September 30, 2002   September 30, 2003
STATEMENT OF OPERATIONS DATA
Net sales                            -                   -                  -
Operating expenses:              $137,814            $247,776            $774,840
				---------	    ---------		---------

Operating loss                  ($137,814)          ($247,776)          ($774,840)
				---------	    ---------		---------
Net Loss                        ($137,814)          ($247,776)          ($774,840)
				=========	    =========		=========

                            	   As of
			     September 30, 2003
BALANCE SHEET DATA:
Total assets                           -
Current liabilities                 264,235
Total stockholders' deficit       ($264,235)


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

On March 3, 2003, we entered into an agreement with Two Dog Net, Inc. to be the exclusive marketers of their proprietary and secured internet service for pre-school to junior high school aged children called The Children's Internet (TM). We plan to introduce a comprehensive Internet service designed specifically for children that allows them to have safe, unrestricted live access to the Internet. During the first quarter of 2004, if finances allow, we plan to conduct a media test to introduce The Children's Internet (TM) service to the public at large via a 30-minute infomercial infomercial. The infomercial was produced by Two Dog Net over a two-year period and is ready to air. The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter. We plan to outsource all non-strategic core competencies. By following this strategy, we intend to minimize the number of employees required to manage our intended growth through 2003. In connection with this strategy, on August 14, 2003 the Company entered into an Independent Sales Agreement and a Licensing Agreement with Infolink Communications, Ltd, ("Infolink") a sales organization in the Internet Infrastructure industry. These agreements provide for Infolink to market and sell the product and services of the Company to the U.S. Government and related agencies, to selected corporate sponsors and to Infolink's ISP customers.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.    The following Exhibits are filed herein:

      No.         Title

      10.1        Independent Sales Agreement  with Infolink, dated August 14,
                  2003*

      10.2        Licensing Agreement  with  Infolink, dated  August 14, 2003*

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

*Incorporated by reference from Amendment 2 to the Company's Registration Statement on Form SB-2, filed on September 11, 2003, as amended (Registration No. 333-103072).

2.      Reports on Form 8-K filed:  None.

                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 13, 2003               The Children's Internet, Inc.


                                         /S/ SHOLEH HAMEDANI
				       ---------------------------
                                       By: Sholeh Hamedani
                                       Its: President, Chief Executive Officer,
                                       and Chief Financial Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)