Form 10QSB/A
period 2002-09-30
CHILDRENS INTERNET INC
filed 2003-11-25
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

                               Amendment No. 1


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

THIS QUARTERLY REPORT ON FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2002 TO REFLECT THE RESTATEMENT OF OUR CONDENSED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2002. THESE REVISIONS HAVE BEEN MADE REGARDING THE REPLACEMENT OF THE LICENSE AND
TECHNOLOGY AGREEMENT WITH TWO DOG NET, INC. WITH A WHOLESALES SALES AND MARKETING AGREEMENT. ALL PORTIONS OF THE QUARTERLY REPORT ON FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB/A IS AS OF THE DATE OF OUR QUARTERLY REPORT ON FORM 10-QSB, NOVEMBER 12, 2002, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

                             D.W.C. INSTALLATIONS

                                     INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                     1

        Balance Sheet - September 30, 2002                                   1

        Statements of Operations - For the nine months and three
        months ended September 30, 2002 and 2001, and the period from
        inception to September 30, 2002                                      2

        Statements of Stockholders' Deficit - For the nine months
        ended September 30, 2002 and the period from inception
        to September 30, 2002                                                3

        Statements of Cash Flows - For the nine months and
        three months ended September 30, 2002 and 2001 and the period
        from inception to September 30, 2002                                 4

        Notes to Financial Statements                                        5

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                 7

Item 3. Controls and Procedures                                              8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    8

Item 2. Changes in Securities                                                8

Item 3. Defaults Upon Senior Securities                                      9

Item 4. Submission of Matters to a Vote of Security Holders                  9

Item 5. Other Information                                                    9

Item 6. Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                   10

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2002 TO REFLECT THE RESTATEMENT OF OUR CONDENSED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2002. THESE
REVISIONS HAVE BEEN MADE REGARDING THE REPLACEMENT OF THE LICENSE AND TECHNOLOGY AGREEMENT WITH TWO DOG NET, INC. WITH A WHOLESALES SALES AND MARKETING AGREEMENT. ALL PORTIONS OF THE QUARTERLY REPORT ON FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB/A IS AS OF THE DATE OF OUR QUARTERLY REPORT ON FORM 10-QSB, NOVEMBER 12, 2002, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.




                          D.W.C. INSTALLATIONS
                     (A Development Stage Company)
                   UNAUDITED CONDENSED BALANCE SHEET

                                                                      September 30,
                                                                           2002
									 ---------
                                 ASSETS



TOTAL ASSETS                                                             $       -
									 =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                       82,896
Due to parent company                                                       27,832
									 ---------
     Total current liabilities                                             110,728
									 ---------

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares
     authorized; zero shares issued and outstanding.                             -
Common stock, $0.001 par value; 75,000,000 shares
     authorized; 2,287,755 shares issued and outstanding                     2,288
Additional paid-in capital                                                 158,317
Deficit accumulated during the development stage                         (271,333)
									 ---------
TOTAL STOCKHOLDERS' DEFICIT                                              (110,728)
									 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $       -
									 =========


The accompanying notes are an integral part of the financial statements.




					1

				      D.W.C. INSTALLATIONS
				(A Development Stage Company)
			UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                           				For the Period
                                         For The Three              For The Nine     September 25, 1996
                                          Months Ended    	    Months Ended,        (inception) to
                                        2002       2001             2002     2001    September 30, 2002

REVENUE                                  $-        $-               $-        $-             $-

General selling and                    247,776      -             262,728      -          271,333
          administrative expenses      -------	 -------	 --------   --------	 ---------

Operating loss before                 (247,776)     -            (262,728)     -         (271,333)
     provision for income taxes

Provision for income taxes                -         -                -         -             -
				      -------	 -------	 --------   --------	 ---------
NET LOSS                             $(247,776)    $-           $(262,728)    $-        $(271,333)
				      =======    =======	 ========   ========	 =========
Net loss per common share
  - basic and diluted                  $(0.11)     $-             $(0.17)     $-          $(0.23)
				      =======    =======	 ========   ========	 =========
Weighted average number of common
shares outstanding
  - basic and diluted                2,249,709  1,121,000       1,501,371  1,121,000     1,168,941
				      =======    =======	 ========   ========	 =========

The accompanying notes are an integral part of the financial statements.



   					            D.W.C. INSTALLATIONS
					      (A Development Stage Company)
				UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                      Deficit Accumulated
                                                                                     During the Development
                                                                                             Stage
                                                Common                   Additional                         Stockholders'
                                                Stock                      Paid-In                             Deficit
                                                                           Capital
                                                  Shares           Amount

Balance, September 25, 1996                              -         $    -     $    -                       -       $     -
						----------	   ------     ------		    --------	   -------
Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                              1,121,000          1,121      4,484                       -         5,605

Net Loss                                                                                             (5,605)       (5,605)
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1996                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1997                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1998                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1999                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                 (3,000)       (3,000)

Expenses paid by former officer on behalf of                                   3,000                                 3,000
company
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2000                       1,121,000          1,121      7,484                 (8,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2001                       1,121,000          1,121      7,484                 (8,605)             -

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                             1,166,755          1,167    148,833                       -        150,000

Expenses paid by former officer on behalf of                                   2,000                                 2,000
company-						 -		-	   -	   		   -	 	 -

Services performed as capital contribution                                   						 -

Net Loss                                                 -              -          -               (262,728)     (262,728)
						----------	   ------     ------		    --------	   -------
Balance, September 30, 2002                      2,287,755          2,288    158,317               (271,333)     (110,728)
						----------	   ------     ------ 		    --------	   -------

The accompanying notes are an integral part of the financial statements.



						     D.W.C. INSTALLATIONS
						(A Development Stage Company)
					UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                          For The Nine Months   September 25, 1996
                                                           Ended September 30,       (inception)
                                                           2002          2001     September 30, 2002

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                 $(262,728)      $ -          $ (271,333)

Adjustments to reconcile net loss to net cash used in operating activities:


   Increase (decrease) in liabilities
    Accounts payable and accrued expenses                   82,896         -              82,896
    Due to parent company                                   27,832         -              27,832
							  --------   -------		--------
Net cash used in operating activities                     (152,000)        -            (160,605)


CASH PROVIDED BY FINANCING ACTIVITIES:
    Contribution by officer                                  2,000	   -	 	   5,000
    Issuance of common stock                               150,000         -   		 155,605
							  --------   -------		--------
Net cash provided by financing activities                  152,000 	   -             160,605
							  --------   -------		--------

CASH USED FOR INVESTMENT ACTIVITIES:

Net change in cash and cash equivalents                          -         -                  -

Cash and cash equivalents - beginning of period                  -         -                  -
							  --------    ------		-------
Cash and cash equivalents - end of period               $        -   $     -            $     -
							  ========    ======		=======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year -
Interest paid                                           $        -   $     -            $     -
							  ========    ======		=======
Income taxes paid                                       $        -   $     -            $     -
							  ========    ======		=======


The accompanying notes are an integral part of the financial statements.



                             D.W.C. INSTALLATIONS
                                (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 2002 (unaudited)


  NOTE 1 -   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations
               --------------------------
      D.W.C. Installations, ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

      On July 3, 2002, the Company entered into a Plan of Reorganization and Acquisition Agreement with The Children's Internet, Inc. ("TCI") a California Corporation. Pursuant to the Plan, TCI purchased 1,166,755 shares of the Company's common stock for a price of $150,000 of newly issued shares of the Company. Total issued and outstanding shares were increased to 2,287,755 as a result of this sale. As a result of this transaction, the Company became a majority-owned subsidiary of TCI.

               Basis of Presentation
               ---------------------
      The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.
      Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. At present, although the Company has signed a contract establishing an initial revenue source, the Company has no established sources of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

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

NOTE 3 -   SALES AND MARKETING AGREEMENT

      On September 10, 2002, the Company entered into a renewable five year royalty and licensing agreement with Two Dog Net, Inc. ("TDN"). Under the terms of that license agreement with TDN, in addition to the monthly royalty payment due, the Company was required to pay an additional $2,000,000 no later than September 10, 2004. The Company capitalized this amount for the technology license and established an amortization period of three years, the expected useful life of the license. On November 5, 2002, the Company exchanged two million shares of its Series A Convertible Preferred Stock for the long term debt owed. The original agreement did not reflect the true intent of the parties and on March 3, 2003, the Company replaced the royalty and license agreement with a wholesale sales & marketing agreement with the same effective date of September 10, 2002. The new agreement was for an exclusive and renewable five year wholesale sales and marketing agreement with Two Dog Net, Inc. ("TDN") to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet(TM) and an internet dial - up service. Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a fee per month per subscriber for the services subscribed. The effect of the change was to remove long term debt and an intangible asset net of accumulated amortization from the balance sheet and to reduce the net loss for the three months ended September 30, 2002 by the amount of the amortization ($55,556) and to reduce stockholders' deficit at September 30, 2002 by a like amount.

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

PLAN OF OPERATION


On September 10, 2002,the Company entered into a License Agreement with Two Dog Net, Inc. for an exclusive worldwide license to market and sell The Children's Internet(TM) service. The Company was required to pay Two Dog Net a monthly royalty payment of 7% of net sales of The Children's Internet(TM)
product. The Company acquired the license for $2,000,000 required to be paid no later than September 10, 2004. The Company paid $15,500 of this amount during the  quarter ended  September  30,  2002.  On  November 5,  2002,
the   Company  amended   the  License  Agreement  with  Two  Dog  Net  to agree
to issue two million shares of our Series A Convertible Preferred Stock in exchange for the long term debt owed to Two Dog Net of $1,984,500 to reduce the Company's long-term debt. However these two million shares were never issued and on March 3, 2003, the Company and Two Dog Net replaced the License Agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. This Wholesale Sales and Marketing Agreement gives the Company the exclusive worldwide right to market, sell, and distribute The Children's Internet(TM) service and wholesale dial-up Internet service of of Two Dog Net. The Company will pay Two Dog Net a per user charge $3.00 per month for each user accessing The Children's Internet(TM) service. The Wholesale Sales & Marketing Agreement has a term of five years and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term.

The Company will be introducing the first, fully comprehensive Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the World Wide Web. The Children's Internet(TM) allows real time access to pre - selected educational resources and entertaining Web sites all within its safe, "protective bubble." The proprietary, patent-pending security software, SafeZone Technology(TM) offers unprecedented security against Internet predators and Internet content that is inappropriate for children. Not only does it provide secure, affordable live Internet access, it also provides secure e-mail and chat, homework help, games, news, super portals to educational resources and access to millions of web pages that have been pre-approved for educational and entertaining values. During fiscal 2003, the Company plans to conduct a limited initial media test to introduce its services to the public at large via a 30-minute infomercial. The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter. The Company plans to outsource all non-strategic core competencies. By following this strategy, the Company intends to minimize the number of employees required to manage the intended growth through 2003 and believes the increase in employees will be less than ten. The Company has identified the ability to bring a marketing message to the consumer quickly and effectively as its core strategic competence.

The Company has financed its operations since inception from the sale of equity. In order to implement the strategic marketing plan and sales plan and to meet the Company's anticipated working capital needs, during the next nine months, $500,000 in funds will need to be raised.

Additional funds may also be required in order to proceed with the business plan outlined above. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations.



ITEM 3.     CONTROLS AND PROCEDURES.

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.      The following Exhibits are filed herein:

        No.    Title

        10.1 Amendment to License Agreement with Two Dog Net, Inc., dated November 5, 2002*
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32     Certification Pursuant to 18 U.S.C.  Section  1350,  as  Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-29611).

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

DATED: November 21, 2003       The Children's Internet, Inc.


                                /s/ SHOLEH HAMEDANI
			       -----------------------------
                               By: Sholeh Hamedani
                               Its: President, Chief Executive Officer, and
                                Chief Financial Officer
                               (Principal Executive Officer, Principal
                                Financial Officer and Principal Accounting
                                Officer)