Form 10KSB/A
period 2002-12-31
CHILDRENS INTERNET INC
filed 2003-11-25
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                          FORM 10-KSB/A AMENDMENT NO. 1

	[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
           (Name of Small Business Issuer as specific in its Charter)

               Nevada                                         88-0370247
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

2401 Crow Canyon Rd., Suite 201, San Ramon, CA                   94583
(Address of Principal Executive Offices)                      (Zip Code)


        Issuer's telephone number, including area code:  (925) 406-2364

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

For the fiscal year ended December 31, 2002, the Company's revenue was $0.00.

As of March 28, 2003, the number of shares of Common Stock outstanding was 2,287,755. The aggregate market value of the Company's Common Stock held by non-affiliates as of March 28, 2003 was $-0- as the Company's Common Stock is not presently quoted or trading on any quotation system or exchange.

THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 TO REFLECT THE REPLACEMENT OF THE LICENSE AND TECHNOLOGY AGREEMENT BETWEEN THE CHILDREN'S INTERNET AND TWO DOG NET, INC. WITH A WHOLESALE SALES AND MARKETING AGREEMENT. THERE WAS NO RESTATEMENT OF FINANCIAL INFORMATION IN THE ANNUAL REPORT ON FROM 10-KSB REQUIRED FOR THIS CHANGE. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, MARCH 28, 2003, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE REPLACEMENT OF THE AGREEMENT.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072) is incorporated in Part IV, Item 13(a).

                               TABLE OF CONTENTS
                                                                           PAGE

ITEM 1   DESCRIPTION OF BUSINESS..............................................1

ITEM 2   DESCRIPTION OF PROPERTY..............................................5

ITEM 3   LEGAL PROCEEDINGS....................................................6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTTERS.................................................6

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATIONS.....................................6

ITEM 7   FINANCIAL STATEMENTS.................................................8

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................9

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........9

ITEM 10  EXECUTIVE COMPENSATION..............................................11

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         12

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................13

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K.....................................14

ITEM 14  CONTROLS AND PROCEDURES.............................................15

SIGNATURES...................................................................15

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 TO REFLECT THE REPLACEMENT OF THE LICENSE AND TECHNOLOGY AGREEMENT BETWEEN THE CHILDREN'S INTERNET AND TWO DOG NET, INC. WITH A WHOLESALE SALES AND MARKETING AGREEMENT. THERE WAS NO RESTATEMENT OF FINANCIAL INFORMATION IN THE ANNUAL REPORT ON FROM 10-KSB REQUIRED FOR THIS CHANGE. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, MARCH 28, 2003, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE REPLACEMENT OF THE AGREEMENT.

BUSINESS DEVELOPMENT

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations. We changed our name to The Children's Internet, Inc. on December 27, 2002. We are a development stage company and currently have no revenues, only minimal assets, and have incurred losses since our inception.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company.

On September 10, 2002, we entered into a License Agreement with Two Dog Net, Inc. for an exclusive worldwide license to market and sell The Children's Internet(TM) service. We were required to pay Two Dog Net a monthly royalty payment of 7% of net sales of The Children's Internet(TM) product. We acquired the license for $2,000,000 required to be paid no later than September 10, 2004. We paid $15,500 of this amount during the quarter ended September 30, 2002.

On March 3, 2003, we replaced the License Agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. This Wholesale Sales and Marketing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children's Internet(TM) service and wholesale dial-up Internet service of Two Dog Net. We will pay Two Dog Net a per user charge of $3.00 per month for each user accessing The Children's Internet(TM) service. The Wholesale Sales & Marketing Agreement has a term of five years and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

The Children's Internet(TM) offers secure,real time access to approximately one million pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super portals to learning activities and virtually limitless educational resources all within its safe, protected online environment. We believe that the proprietary, patent-pending security software, Safe Zone Technology(TM) offers unprecedented security against Internet predators and Internet content that is inappropriate for children. The target market for The Children's Internet(TM) is the 48 million children on-line in 2002, (1) as well as America's schools which are connected to the Internet. The astronomical rate of general Internet use in the United States is expected to grow by 2 million new users per month.. (2) Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns. (3) Surveys tell us that 85% of all parents with children under 11 years of age have expressed concern for their child's safety by overseeing each and every click and 45% of all parents feel the Internet is critical for educational purposes. (4)

We will also sell wholesale dial-up service to ISPs. The US market for Internet services includes over 7,785 ISPs generating revenues of $32.5 billion in 2000. (5) Many of these ISPs are unable to obtain cost effective pricing from other Tier 1 bandwidth providers. Through Two Dog Net's agreement with Qwest Communications as a re-seller of wholesale dial-up service, our agreement with Two Dog Net allows us to present ISPs with the ability to lower their telecommunications costs and obtain a national reach by becoming able to accept subscribers from across the United States.

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

We compete with other providers of security software, information and community services. Many companies offer competitive products or services addressing filtering of Internet content, including, among others, Net Nanny (Net Nanny Software, Inc.), Cyber Patrol (The Learning Company), Cyber Snoop (Pearl Software, Inc.), Cyber Sentinel (Security Software Systems, Inc.), Cybersitter 97 (Solid Oak Software, Inc.), SurfWatch (SurfWatch Software, Inc.),

1  -  Internet  Commerce  &  Communications  Division,  Information  Technology
      Association of America, February 2002.
2  -  Id.
3  -  Report from the Internet Commerce & Communications  Division, Information
      Technology Association of America, February 2002.
4  -  Greenfield Online, Inc. April 1999.
5  -  Cahners  In-Stat Group.  The U.S. ISP  Industry:  Revenues  and  Services
      (Report # IS00-04SP) September 2000.

WebChaperone (WebCo International, Inc.) EdView Channel Lock and EdViewsmart Zone (EdView, Inc.) and X-Stop (Log-On Data, Inc.). In addition, we compete with online services such as Yahooligans! (Yahoo!), an Internet navigator designed for children in grades K-12; America Online (America Online, Inc.), which offers parental control options for Internet access; and Disney's Blast Online, which also offers child-oriented Internet navigation. These companies already have an established market presence, and are far ahead of us in gaining market share. Also, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or commercial online services such as the Microsoft Network ("MSN") and America Online ("AOL"), currently offer and could further develop, acquire or license Internet search and navigation functions that could compete with our product.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

We currently offer two products through our agreement with Two Dog Net: (1) The Children's Internet(TM) service; and (2) wholesale dial-up Internet service. There are no other products available through our agreement at the present time, nor do we anticipate being able to offer other products for at least the next twelve months, if not longer. Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for any revenues. If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do. In such an event, we could be forced to cease operations entirely.

We are also dependent upon private third party providers such as Qwest Communications Corporation to provide the principal Internet connection for The Children's Internet(TM). Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, operating results, and financial condition.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customers.

INTELLECTUAL PROPERTY

Our success is dependent on the Two Dog Net, Inc. proprietary technology that we market and sell. Following is a list of the intellectual property we have the rights to use in our selling and marketing efforts of The Children's Internet from Two Dog Net, Inc.:

   -  "The Children's Internet(TM)" registered trademark.
   -  Safe Zone Technology(TM) registered trademark.
   -  The Safe Zone Technology(TM) software patent application pending.
   -  "Two Dog Net(TM)" a trademark.

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

RESEARCH AND DEVELOPMENT

Based on our agreement with Two Dog Net, we will look to Two Dog Net as our research and development partner and will continue to rely on Two Dog Net to keep The Children's Internet(TM) technology current. To date, all of the research and development efforts have been performed by Two Dog Net at their expense.

Over the course of the past six years, Two Dog Net has been focused on the development of Safe Zone Technology(TM), The Children's Internet(TM), the creation of unique user interfaces and feature functionality for The Children's Internet(TM). In the future, in association with Two Dog Net, we will explore ways to leverage our current knowledge on compatible product enhancements. For example, some of the development may focus on interactive learning systems, a parent's portal, multiple participant interactive games for children, a companion product to The Children's Internet(TM) aimed at the teen market, and on-line books.

We will only begin development of new products after we have successfully launched The Children's Internet(TM)and feel comfortable that the research and development effort will not dilute our focus and resources from the success of The Children's Internet(TM).

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

                                              		For the period
                               For the year  	     from September 25, 1996
                            ended December 31,	      (inception) through
                                   2002		       December 31, 2002

STATEMENT OF OPERATIONS DATA
Net sales                        $    -0-                 $    -0-
Operating expenses:               392,389                  400,994
Operating loss                   (392,389)                (400,994)
Net Loss                         (392,389)                (400,994)


                              As of December 31, 2002

BALANCE SHEET DATA:
Total assets                     $    -0-
Current liabilities               115,389
Total stockholders' deficit      (115,389)


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

Effective September 10, 2002, we have an agreement with Two Dog Net, Inc. to be the exclusive marketers of their proprietary and patent pending secured internet service for pre-school to junior high school aged children called The Children's Internet(TM). We plan to introduce the first, fully comprehensive Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the Internet. During 2003, we plan to conduct a media test to introduce The Children's Internet(TM)service to the public at large via a 30-minute infomercial. The infomercial was produced by Two Dog Net over a two-year period and is ready to air. The results from the media test will serve as a basis for the ongoing media plan to launch the infomercial on a national basis thereafter. We plan to outsource all non-strategic core competencies. By following this strategy, we intend to minimize the number of employees required to manage our intended growth through 2003.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to us. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director. Some of these purchasers resold their shares to unrelated third parties. A portion of the proceeds received from the stock sales by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company, to finance our initial operations thus far. These amounts are reflected on the financial statements as "Due to Parent Company."

We have applied for registration of 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering. If we raise the maximum offering of $8,000,000, our working capital needs will be met for approximately 24 months.

Additional funds may also be required in order to proceed with our marketing plan described above and our business plan described in "Business of the Company" below. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

			INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF THE CHILDREN'S INTERNET, INC.:

We have audited the accompanying balance sheet of The Children's Internet, Inc. (formerly D.W.C. Installations) (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002 and for the period from September 25, 1996 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Children's Internet, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each the two years in the period ended December 31, 2002 and for the period from September 25, 1996 (inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States.

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


/s/Stonefield Josephson, Inc.
---------------------------------
STONEFIELD JOSEPHSON, INC.
Certified Public Accountants
Santa Monica, California
March 11, 2003

                     THE CHILDREN'S INTERNET, INC.
                    (Formerly D.W.C. Installations)
                     (A Development Stage Company)
                     	    BALANCE SHEET

                                                                        December 31,
                                                                           2002
									 ---------
                                 ASSETS



TOTAL ASSETS                                                             $       -
									 =========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                                       62,635
Due to parent company                                                       52,754
									 ---------
     Total current liabilities                                             115,389
									 ---------

TOTAL LIABILITIES							   115,389
									 ---------

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares
     authorized; zero shares issued and outstanding.                             -
Common stock, $0.001 par value; 75,000,000 shares
     authorized; 2,287,755 shares issued and outstanding                     2,288
Additional paid-in capital                                                 283,317
Deficit accumulated during the development stage                          (400,994)
									 ---------
TOTAL STOCKHOLDERS' DEFICIT                                               (115,389)
									 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $       -
									 =========


The accompanying notes are an integral part of the financial statements.


				THE CHILDREN'S INTERNET, INC.
			       (Formerly D.W.C. Installations)
				(A Development Stage Company)
				  STATEMENTS OF OPERATIONS



                                          		      For the Period
                                           For The Year     September 25, 1996
                                       	 Ended December 31,    (inception) to
                                            2002     2001    December 31, 2002

REVENUE                                      $ -        $ -           $ -

General selling and                       392,389         -       400,994
          administrative expenses      	 --------   --------	 ---------

Operating loss before                    (392,389)        -      (400,994)
     provision for income taxes

Provision for income taxes                     -          -             -
				      	 --------   --------	 ---------
NET LOSS                                $(392,389)      $ -     $(400,994)
				      	 ========   ========	 =========
Net loss per common share
  - basic and diluted                     $(0.19)       $ -       $(0.31)
				     	 ========   ========	 =========
Weighted average number of common
shares outstanding
  - basic and diluted                   2,067,267   1,121,000    1,277,460
				         ========   ========	 =========

The accompanying notes are an integral part of the financial statements.



   					      THE CHILDREN'S INTERNET, INC.
					     (Formerly D.W.C. Installations)
					      (A Development Stage Company)
					   STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                        Common              Additional      Deficit Accumulated
                                                         Stock                Paid-In      During the Development
                                                                              Capital		Stage		 Stockholders'
                                                  Shares           Amount					    Deficit

Balance, September 25, 1996                              -         $    -     $    -                       -       $     -
						----------	   ------     ------		    --------	   -------
Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                              1,121,000          1,121      4,484                       -         5,605

Net Loss                                                                                             (5,605)       (5,605)
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1996                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1997                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1998                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 1999                       1,121,000          1,121      4,484                 (5,605)             -

Net Loss                                                 -              -          -                 (3,000)       (3,000)

Expenses paid by former officer on behalf of                                   3,000                                 3,000
company
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2000                       1,121,000          1,121      7,484                 (8,605)             -

Net Loss                                                 -              -          -                       -             -
						----------	   ------     ------		    --------	   -------
Balance, December 31, 2001                       1,121,000          1,121      7,484                 (8,605)             -

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                             1,166,755          1,167    148,833                       -        150,000

Expenses paid by former officer on behalf of                                   2,000                                 2,000
company-

Services performed as capital contribution                                   125,000                               125,000

Net Loss                                                 -              -          -               (392,389)     (392,389)

						----------	   ------     ------		    --------	  --------
Balance, December 31, 2002                       2,287,755          2,288    283,317               (400,994)     (115,389)
						==========	   ======     ====== 		    ========	  ========

The accompanying notes are an integral part of the financial statements.



						THE CHILDREN'S INTERNET, INC.
					       (Formerly D.W.C. Installations)
						(A Development Stage Company)
						   STATEMENTS OF CASH FLOWS


                                                                                   For the Period
                                                             For The Year 	  September 25, 1996
                                                           Ended December 31,	     (inception)
                                                           2002          2001     December 31, 2002

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                 $(392,389)   $    -          $ (400,994)

Adjustments to reconcile net loss to net cash used in operating activities:

    Services performed as capital contribution             125,000         -             125,000
    Expense paid by former officer on behalf of company      2,000         -               5,000
   Increase (decrease) in liabilities
    Accounts payable and accrued expenses                   62,635         -              62,635
    Due to parent company                                   52,754         -              52,754
							  --------   -------		--------
Net cash used in operating activities                     (150,000)        -	        (155,605)


CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of common stock                               150,000         -    	 155,605
							  --------   -------		--------
Net cash provided by financing activities                  150,000         -             155,605
							  --------   -------		--------

CASH USED FOR INVESTMENT ACTIVITIES:

Net change in cash and cash equivalents                          -         -                  -

Cash and cash equivalents - beginning of period                  -         -                  -
							  --------    ------		-------
Cash and cash equivalents - end of period               $        -   $     -            $     -
							  ========    ======		=======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year -
Interest paid                                           $        -   $     -            $     -
							  ========    ======		=======
Income taxes paid                                       $        -   $     -            $     -
							  ========    ======		=======


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


NOTE 2 - RESTATEMENT

The financial statements for the period ending September 30, 2002 were restated to reflect the replacement of the license and technology agreement with Two Dog Net, Inc. with a wholesales sale and marketing agreement. On September 10, 2002, the Company entered into a renewable five year royalty and licensing agreement with Two Dog Net, Inc. ("TDN"). Under the terms of that license agreement with TDN, in addition to the monthly royalty payment due, the Company was required to pay an additional $2,000,000 no later than September 10, 2004. The Company capitalized this amount for the technology license and established an amortization period of three years, the expected useful life of the license. On November 5, 2002, the Company exchanged two million shares of its Series A Convertible Preferred Stock for the long term debt owed. The original agreement did not reflect the true intent of the parties and on March 3, 2003, the Company replaced the royalty and license agreement with a wholesale sales & marketing agreement with the same effective date of September 10, 2002 (see
Note 3). The effect of the change was to remove long term debt and an intangible asset net of accumulated amortization from the balance sheet and to reduce the net loss for the three months ended September 30, 2002 ($53,118) and to reduce stockholders' deficit at September 30, 2002 by a like amount. The financial statements for the three and nine months ended September 30, 2002 have been restated to properly reflect the replacement agreement. This restatement resulted in the following changes:



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

NOTE 3 -   SALES AND MARKETING AGREEMENT

The agreement is for an exclusive and renewable five year wholesale sales and marketing agreement with Two Dog Net, Inc. ("TDN") to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet(R) and an internet dial-up service. Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a fee per month per subscriber for the services subscribed.


NOTE 4 - RELATED PARTY TRANSACTIONS

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

The Company, Shadrack and TDN are related parties in that the Company's President, Chief Executive Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which owns 51% of the Company's common stock. Ms. Hamedani was President of TDN until August 1, 2002. In addition, the current President, Chairman and Founder of TDN is Nasser Hamedani, the father of the Company's President, Chief Executive Officer, and Director, Sholeh Hamedani.

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


NOTE 5 - SUBSEQUENT EVENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:


     Name              	Age		Position
     ----		---		--------
Sholeh Hamedani   	35 	President, Chief Executive Officer,
				Chief Financial Officer,
				Chairman of the Board of Directors

Jamshid Ghosseiri 	63 	Secretary, Director

Tyler Wheeler     	32 	Director

Roger Campos, Esq.	56 	Director

Dale Boehm        	34 	Director


MS. SHOLEH HAMEDANI, is our President, Chief Executive Officer, Chief Financial Officer and has been our Chairman of the Board since August 23, 2002. From May 2002 through the present, she has served as the President, CEO and Founder of Shadrack Films, Inc., formerly The Children's Internet, Inc. From July 1995 to August 2002, she was President and co-founder of Two Dog Net, Inc. a security solutions provider and software developer. She was responsible for managing product development of new technologies, as well as creating and implementing their marketing strategies. Ms. Hamedani's experience includes local and national advertising campaigns on television, radio, and print as well as producing, scripting and directing educational video programs and television Infomercials. Prior to Two Dog Net, Inc. Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989. Ms. Hamedani attended California State University, Hayward majoring in Business Administration from 1985 to1988.

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

MR. ROGER CAMPOS, ESQ. has been a director since August 23, 2002. Mr. Campos received his J.D. (law) degree in June 1972 from the United States International University (San Diego, CA) and received his BA in June of 1969 from the University of California at Santa Barbara. He has over 25 years of experience in legal and management positions with five federal U.S. agencies during the Nixon, Ford, and Reagan administrations, including the White House's Office of Management and Budget. From February 2002 through the present, he serves as President and CEO of the Minority Business Roundtable, a national membership organization, based in Washington DC, for CEOs of the nation's largest minority-owned companies. From January 2000 to February 2002, Mr. Campos was Executive Director of the Minority Business Roundtable. From January 1997 to January 2000, he served as Vice President of government relations for the Hispanic Association of Colleges and Universities. Mr. Campos provides consulting services in the areas of contracting, marketing, financing and business transactions.

MR. DALE BOEHM has been a director since August 23, 2002. From July 2001 continuing through the present, Mr. Boehm has served as Director of Sales at Qwest Telecommunications, Inc. From December 2000 to July 2001, Mr. Boehm was the Regional Vice President of Central Region Sales at OneSecure Inc., a managed security services provider enabling clients to co-manage firewalls. Mr. Boehm was Regional Vice President Enterprise Solutions of GlobalCenter from November 1999 through December 2000 and Manager IP Network Solutions at AT&T from February 1999 through November 1999. From January 2000 through the present, Mr. Boehm has been an instructor of TCP/IP, Business-to-Business e-Commerce, and IP Technology programs at the University of Wisconsin-Milwaukee. He is the Chairman on the Executive Steering Committee for the University Outreach Program. He is also a member of the Information Systems Security
Association (ISSA)(R). Mr. Boehm received his Certificate of Telecommunications Analysis from the University of Wisconsin-Milwaukee in 1994 and is currently enrolled at Concordia University, Mequon, Wisconsin for a Bachelor of Arts, Management & Communication degree.

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

ITEM 10. EXECUTIVE COMPENSATION.

GENERAL COMPENSATION DISCUSSION

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual's contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the executive officers for the last three fiscal years. None of our officers earned more than $100,000 in the last three fiscal years.



                                              ANNUAL COMPENSATION	LONG TERM COMPENSATION
                                                                                 Awards               Payouts
                                     Year               Other Annual   Restricted     Securities       LTIP      All Other
                                                        Compen-sation Stock Awards    Underlying      Payouts  Compensation
                                          Salary  Bonus      ($)          ($)          Options/         ($)         ($)
                                            ($)    ($)                                   SARs
                                                                                          (#)
Sholeh Hamedani, President,
   CEO, CFO 			     2002 $75,000[1]$0       $0            $0             -0-           $0          $0

Alan Schram, President, Secretary    2002 $142,848  $0       $0            $0             -0-           $0          $0
 and Treasurer[2]
                                     2001  $  0     $0       $0            $0             -0-           $0          $0

Hagit Bernstein, President and       2000  $  0     $0       $0            $0             -0-           $0          $0
Secretary[3]
                                     1999  $  0     $0       $0            $0             -0-           $0          $0

Raphi Shram, Treasurer[4]            2000  $  0     $0       $0            $0             -0-           $0          $0

                                     1999  $  0     $0       $0            $0             -0-           $0          $0





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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than 5% of our common stock as of March 28, 2003 with the number of outstanding shares at 2,287,755; (ii) are our officers or directors; and (iii) all officers and directors as a group:


                      Name                    Number of        Percentage
						Shares	      Beneficially
								Owned[5]

Sholeh Hamedani, President,
	CEO, CFO, Director[6]		       1,166,755[7]     51.0%

Jamshid Ghosseiri, Ph.D., Secretary, Director(2)   -0-             -0-

Tyler Wheeler, CTO, Director(2)                    -0-             -0-

Roger Campos, Esq., CTO, Director(2)               -0-             -0-

Dale Boehm, Director(2)                            -0-             -0-

All Officers and Directors as a
	group (5 people)                       1,166,755         51.0%

Shadrack Films, Inc.                           1,166,755 (3)     51.0%




	 1 - Accrued unpaid and was contributed to capital as of December 31, 2002.

	 2 - Resigned August 12, 2002.

	 3 - Resigned January 1, 2001.

	 4 - Resigned January 1, 2001.

	 5 - Except as otherwise indicated, we believe that the beneficial owners
	     of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are no deemed outstanding for purposes of computing the percentage of any other person.

	 6 - c/o 2401 Crow Canyon Road, Suite 201, San Ramon, California  94583.

	 7 - Consists of 1,166,755  shares of common  stock  owned  by  Shadrack
	     Films, Inc.  formerly known  as The  Childrens  Internet,  Inc.,  a
	     California corporation, of which Sholeh Hamedani is the sole shareholder.







ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have related parties as follows:

    - Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, is the sole shareholder of our parent company, Shadrack Films, Inc. Ms. Hamedani was also President of Two Dog Net, Inc., the licensor of The Children's Internet(R) technology until August 1, 2002. Ms. Hamedani also owns approximately 10% of the total outstanding shares of Common Stock of Two Dog Net, Inc.

   - Ms. Hamedani's father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net, Inc.


On June 28, 2002, we entered into a Consulting Agreement with Alan Schram. This agreement provides for Alan Schram to provide consulting services to us. In return for his services, the agreement entitles Alan Schram to receive 25,000 shares of our common stock at the completion of the agreement's four month term. We are currently in negotiations with Mr. Schram to extend the term of this agreement. As of the date hereof, these shares have not been issued. Alan Schram is our former President, Secretary, Chief Financial Officer and Director.

On July 3, 2002, we entered into an agreement with Shadrack Films, Inc. Pursuant to the agreement, we sold 1,166,755 newly issued shares of our common stock to Shadrack Films, Inc. in exchange for an aggregate purchase price of $150,000. Sholeh Hamedani is the sole shareholder of Shadrack Films, Inc.

On September 10, 2002, we entered into an agreement with Two Dog Net, Inc. for the exclusive rights to market, sell and distribute The Children's Internet(R) technology and intellectual property. Under our new Wholesale Sales & Marketing Agreement, effective March 3, 2003, we will pay the following fees to Two Dog
Net:

   - $3.00 per month for each user accessing The Children's Internet(TM) service;

   - $3.79 per month for each user accessing the Internet dial-up service; and

   - $0.75 per user for each hour of usage in excess of 150 hours in a given month.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to us. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director. Some of these purchasers resold their shares to unrelated third parties. A portion of the proceeds received from the stock sale by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company. Shadrack Films used these funds to finance our initial operations thus far. These amounts are reflected on the financial statements as "Due to Parent Company."


ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

      3.1   Articles of Incorporation, dated September 25, 1996*
      3.2 Certificate of Amendment of Articles of Incorporation, dated February 10, 2000*
      3.3 Certificate of Amendment of Articles of Incorporation, dated December 27, 2002*
      3.4 Certificate of Designation of Series A Preferred Stock, dated November 8, 2002*
      3.5   Bylaws*
      10.1  Plan of Reorganization and Acquisition, July 3, 2002*
      10.2  Consulting Agreement with Alan Schram, dated June 28, 2002*
      10.3  License Agreement dated September 10, 2002*
      10.4  Amendment to License Agreement, dated November 5, 2002*
      10.5  Wholesale Sales & Marketing Agreement, dated March 3, 2003**
      31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).

**Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003 (SEC File No. 000-29611).

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

                                       THE CHILDREN'S INTERNET, INC.


DATED: November 21, 2003               By: /s/ Sholeh Hamedani
				       -------------------------------------
                                           Sholeh Hamedani
                                           President, Director
                                           (Principal Executive Officer)


DATED: November 21, 2003               By: /s/ Sholeh Hamedani
				       -------------------------------------
                                           Sholeh Hamedani
                                           Chief Financial Officer, Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)