Form 10KSB
period 2003-12-31
CHILDRENS INTERNET INC
filed 2004-03-23
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________


                        Commission file number: 000-29611


                          THE CHILDREN'S INTERNET, INC.
                          -----------------------------
           (Name of Small Business Issuer as specific in its Charter)


                    NEVADA                                 88-0370247
                    ------                                 ----------
        (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)


2401 CROW CANYON RD., SUITE 201, SAN RAMON, CA                94583
----------------------------------------------                -----
   (Address of Principal Executive Offices)                 (Zip Code)


         Issuer's telephone number, including area code: (925) 406-2364

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No[ ]

For the fiscal year ended December 31, 2003, the Company's revenue was $0.00.

As of March 10, 2004, the number of shares of Common Stock outstanding was 2,287,755. The aggregate market value of the Company's Common Stock held by non-affiliates as of March 10, 2004 was $-0- as the Company's Common Stock is not presently quoted or trading on any quotation system or exchange.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072) is incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS
                                -----------------
                                                                           PAGE
                                                                           ----
ITEM 1   DESCRIPTION OF BUSINESS..........................................    1

ITEM 2   DESCRIPTION OF PROPERTY..........................................    5

ITEM 3   LEGAL PROCEEDINGS................................................    6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    6

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS .............................................    6

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATIONS ................................    6

ITEM 7   FINANCIAL STATEMENTS.............................................   17

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE .............................   18

ITEM 8A  CONTROLS AND PROCEDURES..........................................   18

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ......   18

ITEM 10  EXECUTIVE COMPENSATION...........................................   20

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   22

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   22

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K..................................   24

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................   24

SIGNATURES ...............................................................   25

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

On September  10, 2002,  we entered into a License  Agreement  with Two Dog Net,
Inc. for an exclusive worldwide license to market and sell The Children's Internet(R) service. We were required to pay Two Dog Net a monthly royalty payment of 7% of net sales of The Children's Internet(R) product. We acquired the license for $2,000,000 required to be paid no later than September 10, 2004. We paid $15,500 of this amount during the quarter ended September 30, 2002.

This original agreement did not reflect the true intent of the parties and on March 3, 2003, we replaced the License Agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. This Wholesale Sales and Marketing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children's Internet(R) service and wholesale dial-up Internet service of Two Dog Net. We will pay Two Dog Net a per user charge of $3.00 per month for each user accessing The Children's Internet(R) service. The Wholesale Sales & Marketing Agreement has a term of five years and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term. We are moving ahead with marketing The Children's Internet(R) but have no plans to offer dial-up services, as allowed by our agreement with Two Dog Net.

Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, was President of Two Dog Net, Inc. until August 1, 2002. Ms. Hamedani also owns approximately 10% of the total outstanding shares of Common Stock of Two Dog Net, Inc. Ms. Hamedani is also the sole shareholder of our parent company, Shadrack Films, Inc. Ms. Hamedani's father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net, Inc.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

The Children's Internet(R) offers access to pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super portals to learning activities and educational resources all within, protected online environment. We believe that the proprietary, patent-pending security software, Safe Zone

Technology(R), offers security against Internet predators and Internet content that is inappropriate for children. The target market for The Children's Internet(R) is the 48 million children on-line in 2002 (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002), as well as America's schools, which are connected to the Internet. The rate of general Internet use in the United States is expected to grow by 2 million new users per month. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002.) Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002) Surveys tell us that 85% of all parents with children under 11 years of age have expressed concern for their child's safety on the Internet by overseeing each and every click and 45% of all parents feel the Internet is critical for educational purposes. (Greenfield Online, Inc. April 1999)

COMPETITION

In the past three years, competition has significantly declined as many providers have gone out of business.

However, the market for Internet products and services is still highly competitive and competition is expected to increase. There are no substantial barriers to entry in these markets. Although we currently believe that the diverse segments of the Internet market provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

Our management believes that the principal competitive factors in our market are brand recognition, ease of use, comprehensiveness of available content, customization by the consumer, quality and responsiveness of search results, the availability of high-quality, focused value added services, and required technology to offer access to end users with few interruptions. Competition among current and future suppliers of Internet navigational and informational services, high-traffic websites and ISPs could result in significant price competition and reductions in revenues. There can be no assurance that we will be able to compete successfully.

We compete with other providers of security software, information and community services. Many companies offer competitive products or services addressing filtering of Internet content, including, among others, Net Nanny (Net Nanny Software, Inc.), Cyber Patrol (The Learning Company), Cyber Snoop (Pearl Software, Inc.), Cyber Sentinel (Security Software Systems, Inc.), Cybersitter 97 (Solid Oak Software, Inc.), SurfWatch (SurfWatch Software, Inc.), WebChaperone (WebCo International, Inc.), EdView Channel Lock and EdViewsmart Zone (EdView, Inc.) and X-Stop (Log-On Data, Inc.). In addition, we compete with online services such as Yahooligans! (Yahoo!), an Internet navigator designed for children in grades K-12; America Online (America Online, Inc.), which offers parental control options for Internet access; and Disney's Blast Online, which also offers child-oriented Internet navigation. These companies already have an established market presence, and are far ahead of us in gaining market share. Also, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or commercial online services such as the Microsoft Network ("MSN") and America Online

("AOL"), currently offer and could further develop, acquire or license Internet search and navigation functions that could compete with our product.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

We currently offer one product, The Children's Internet(R) service, through our agreement with Two Dog Net. We have no plans to offer dial-up Internet service as allowed by our agreement with Two Dog Net, nor do we anticipate being able to offer any other products for at least the next twelve months, if not longer. Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for any revenues. If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do. In such an event, we could be forced to cease operations entirely.

We are also dependent upon private third party providers such as EmeryTech Data Center to host our servers and provide the principal Internet connections for The Children's Internet(R). Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, operating results, and financial condition.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customers.

INTELLECTUAL PROPERTY

Our success is dependent on the proprietary technology from Two Dog Net, Inc. that we market and sell. Two Dog Net, Inc owns the proprietary technology underlying The Children's Internet(R) service. We do not have any patents, pending or otherwise. Following is a list of the intellectual property we have the rights to use from Two Dog Net, Inc.:

     -   "The Children's Internet(R)" registered trademark;

     -   Safe Zone Technology(R) registered trademark;

     -   The Safe Zone Technology(R) software patent application pending; and

     -   "Two Dog Net(TM)" trademark.

"Children's Internet" is a service mark of Two Dog Net, Inc. and was registered with the U.S. Patent and Trademark Office on October 9, 2001 as Registration Number Serial Number 75378450. We do not hold any registered service marks or trademarks.

Two Dog Net, Inc. filed U.S. Patent Application No. 08/971,447 for the Safe Zone Technology(R) software on or about December 1, 1997 and on or about November 20, 2000 they filed a continuation application. They have advised us that there is no assurance that the patent will ever be issued and that the patent application process may continue through the year 2004.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we cannot determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable. In addition, there can be no assurance that patent applications filed by Two Dog Net, Inc. will result in patents being issued, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to Two Dog Net, Inc. will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. Impairment of our intellectual property rights could negatively affect our business or could allow competitors to minimize any advantage that our proprietary technology may give us.

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

RESEARCH AND DEVELOPMENT

Based on our agreement with Two Dog Net, we will look to Two Dog Net as our research and development partner and will continue to rely on Two Dog Net to keep The Children's Internet(R) technology current. To date, all of the research and development efforts have been performed by Two Dog Net.

Over the course of the past six years, Two Dog Net has been focused on the development of Safe Zone Technology(R), The Children's Internet(R), and the creation of unique user interfaces and feature functionality for The Children's Internet(R). In the future, in association with Two Dog Net, we will explore ways to leverage our current knowledge on compatible product enhancements. For example, some of the development may focus on interactive learning systems, a parent's portal, multiple participant interactive games for children, a companion product to The Children's Internet(R) aimed at the teen market, and on-line books.

We will only begin development of new products after we have successfully launched The Children's Internet(R) and feel comfortable that the research and development effort will not dilute our focus and resources from the success of The Children's Internet(R).

EMPLOYEES AND CONSULTANTS

We currently employ five employees: Sholeh Hamedani, Soraiya Hamedani, Roaya Hamedani, Jamshid Ghosseiri and Tyler Wheeler. Four of these are full-time employees: Sholeh Hamedani, Soraiya Hamedani, Roaya Hamedani, and Tyler Wheeler. Additionally, we have retained Jim Lambert as a full time financial consultant. We do not anticipate hiring any additional employees during calendar year 2004. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

On February 19, 2004, we entered into a settlement agreement with our landlord, Hill Physicians Medical Group, Inc., a California corporation to continue to occupy office space consisting of 2,759 square feet on a rent-free basis until March 22, 2004. The initial term of this sublease commenced on July 1, 2003 and expired on January 31, 2004.

Our parent company, Shadrack Films, Inc. has agreed to allow us to operate from its offices located at 5000 Hopyard Rd., Suite 320, Pleasanton, CA 94588 under a verbal license revocable at any time without prior notice. These offices are 2,059 square feet and are leased by Shadrack Films from Principal Life Insurance Company, an Iowa corporation. From March 22, 2004 until April 30, 2004 we will occupy the office space on a rent-free basis. From month two (May 1, 2004) through thirteen the basic rent per month is $3,603, for months fourteen through twenty five the basic rent per month is $3,706 and for months twenty-six through thirty-seven the basic rent per month is $3,809 under a lease agreement that expires on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

On February 13, 2004 we received notice that our landlord, Hill Physicians Medical Group, Inc. had filed an unlawful detainer action against us on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. Our landlord alleges that the lease for our office space expired January 31, 2004 and was requesting the court to award it possession of the premises and pay the sum of $8,746.52 for rent and other charges due pursuant to the lease. On February 19, 2004 we signed a Mutual Settlement Agreement and Release allowing us to continue to occupy our office space on a rent-free basis through March 22, 2004 and providing for a Stipulation for Entry of Judgment in the amount of $8,746.52 against us in the event we fail to vacate this office space on March 22, 2004. Other then this dispute with our landlord, we are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock is not currently quoted or traded on any public securities quotation system or exchange.

HOLDERS

As  of  March  10,  2004,  there  were  89  shareholders   holding  certificated
securities. The Company's transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

DIVIDENDS

The Company has not paid any dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SELECTED FINANCIAL DATA

The following selected statement of operations data for the period from September 25, 1996, the date of our inception, through December 31, 2003 and for the fiscal year ended December 31, 2003 were derived from our financial statements and notes thereto included in this annual report which are audited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our audited financial statements, including the related footnotes.

                                                           For the period from
                                         For the year       September 25, 1996
                                      ended December 31,   (inception) through
                                             2003           December 31, 2003
                                      ------------------   -------------------
STATEMENT OF OPERATIONS DATA
Net sales                                              -                     -
Operating expenses:                             $478,000              $879,000
Operating loss                                  (478,000)             (879,000)
Net Loss                                       ($478,000)            ($879,000)


                                                  As of December 31, 2003
                                                  -----------------------
BALANCE SHEET DATA:
Total assets                                                                 -
Current liabilities                                                   $304,000
Total stockholders' deficit                                          ($304,000)


PLAN OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this prospectus. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on page 4 and elsewhere in this prospectus.

On September  10, 2002,  we entered into a License  Agreement  with Two Dog Net,
Inc. for an exclusive worldwide license to market and sell The Children's Internet(R) service. However, because this agreement did not reflect the intent of the parties, we replaced the royalty and license agreement with a wholesale sales & marketing agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net's proprietary and patent pending secured internet service for pre-school to junior high school aged children called The Children's Internet(R). We plan to introduce an Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net and is ready to air. We intend to utilize the infomercial to introduce The Children's Internet(R) service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test in the fourth quarter of 2003. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter and be the basis for the ongoing infomercial media schedule 2003.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to our management, Nasser Hamedani, Sholeh Hamedani's father, and Soraiya Hamedani, Sholeh Hamedani's sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director. Some of these purchasers resold their shares to unrelated third parties. A portion of the proceeds received from the stock sales by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company, to finance our initial operations thus far. These amounts are reflected on the financial statements as "Due to Parent Company". Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, is the sole shareholder of our parent company, Shadrack Films, Inc.

As of December 31, 2003, we had net loss from inception of approximately $879,000. Of this amount, approximately $415,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as contributed capital), $308,000 represents professional fees such as legal and accounting expenses and the balance of $153,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack Films, has funded all of our expended costs.

Currently, we do not have any cash on hand and are dependent on funding from Shadrack Films, our parent company for our current operations and for providing office space and utilities that, for the year ended December 31, 2003 averaged $8,000 per month in operating costs exclusive of professional fees and time donated by employees. The amount currently due to parent is approximately $205,000. Our parent company is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $180,000 in cash to continue our operations for the next twelve months.

Where practicable we plan to contract with third party companies to market The Children's Internet Service as well as to provide administrative support services such as billing, level one technical support, and the like. We have already entered into two agreements with Infolink Communications, Ltd, a third party company, for the marketing of our service. However, there is no assurance that we will be able to enter into additional arrangements for marketing and administrative support services.

We have applied for registration of 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering. If we raise the maximum offering, our working capital needs, including expansion of marketing and technical operations, will be met for approximately 24 months without regard to any subscription revenue. However, we can offer no assurances that the offering will ever take place or that we will raise any funds. We do not currently have any arrangements for alternative financing in the event that we raise less then the maximum offering.

We plan to scale our expenditures depending upon the amount of funds raised in our planned offering, with initial funds being used primarily to market the services in an effort to develop a revenue base sufficient to support our operations. Following is a discussion of how we to plan to proceed at different levels of funding in the planned offering.

FUNDING AT THE 10% LEVEL IN THE PLANNED OFFERING:

If we receive net proceeds of $755,000, which is the approximate net proceeds we will receive if we raise ten percent of the funds we are hoping to raise in our planned offering, we anticipate using the funding to cover occupancy, telecommunication and other office costs for a twelve month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign would be the primary marketing vehicle to generate sales.

At this level of funding we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately six months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial ninety days as follows:

- Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CD's with packaging.

- Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test

- Approximately $70,000 to conduct a television media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first ninety days to secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth month upon completion of the initial three-month media test phase we will enter the roll-out phase. During this roll-out phase we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase it is estimated that on average approximately $44,000 would be spent each month on media time.

Technical operations' costs at the 10% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $41,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. Although we owe our parent company, Shadrack Films, approximately $205,000 in accrued costs for expenses incurred in the past, we do not plan to repay this amount in the first twelve months at the 10% level of funding.

FUNDING AT THE 25% LEVEL IN THE PLANNED OFFERING

If we receive net proceeds of $1,955,000, which is the approximate net proceeds we will receive if we raise twenty-five percent of the funds we are hoping to raise in our planned offering, we anticipate using the funding to cover occupancy, telecommunication and other office costs for a twelve-month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately six months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial ninety days as follows:

- Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CD's with packaging.

- Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

- Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first ninety days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth month upon completion of the initial three-month media test phase we will enter the roll-out phase. During this roll-out phase we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase it is estimated that on average approximately $125,000 would be spent each month on media time.

In addition to infomercial marketing we would spend approximately $240,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 25% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $83,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. We further anticipate spending at this level an additional $160,000 for the development of new web pages of The Children's Internet daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $7,000 per month and other contingent costs of $900 per month. Although we owe our parent company, Shadrack Films, approximately $205,000 in accrued costs for expenses incurred in the past, we do not plan to repay this amount in the first twelve months at the 25% level of funding.

FUNDING AT THE 50% LEVEL IN THE PLANNED OFFERING

If we receive net proceeds of $3,955,000, which is the approximate net proceeds we will receive if we raise fifty percent of the funds we are hoping to raise in our planned offering, we anticipate using the funding to cover occupancy, telecommunication and other office costs for a twelve-month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately three months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial ninety days as follows:

- Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CD's with packaging.

- Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

- Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first ninety days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth month upon completion of the initial three-month media test phase we will enter the roll-out phase. During this roll-out phase we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase it is estimated that on average approximately $258,000 would be spent each month on media time.

An additional $20,000 would be spent in producing 30, 60 and 90 second commercial spots to support the infomercial as well as broadcast the commercial spots in new markets as a stand alone advertising campaign. In addition we would spend approximately $240,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 50% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $103,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. We further anticipate spending at this level an additional $510,000 for the development of new web pages of The Children's Internet daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $26,000 per month and other contingent costs of $3,000 per month. We owe our parent company, Shadrack Films, approximately $205,000 in accrued costs for expenses incurred in the past. At the 50% level of funding, we plan to repay this amount in the first twelve months.

At this level of funding, we believe would have sufficient operating capital to currently pay management employees, at close to market rates, and all other employees at market rates for their time.

FUNDING AT THE 75% LEVEL IN THE PLANNED OFFERING

If we receive net proceeds of $5,955,000, which is the approximate net proceeds we will receive if we raise fifty percent of the funds we are hoping to raise in our planned offering, we anticipate using the funding to cover occupancy, telecommunication and other office costs for a twelve month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately three months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial ninety days as follows:

- Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CD's with packaging.

- Approximately $10,000 to update and re-edit the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

- Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first ninety days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth month upon completion of the initial three-month media test phase we will enter the roll-out phase. During this roll-out phase we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase it is estimated that on average approximately $258,000 would be spent each month on media time.

An additional $20,000 would be spent in producing 30, 60 and 90 second commercial spots to support the infomercial as well as broadcast the commercial spots in new markets as a stand alone advertising campaign. In addition we would spend approximately $440,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 75% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $118,000 plus license fees paid to Two Dog Net for technical support based upon subscribers. We further anticipate spending at this level an additional $800,000 for the development of new web pages of The Children's Internet daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $42,000 per month and other contingent costs of $3,000 per month. We owe our parent, Shadrack Films, company approximately $205,000 in accrued costs for expenses incurred in the past. At the 75% level of funding, we plan to repay this amount.

At this level of funding, we believe would have sufficient operating capital to currently pay management employees, who previously donated a portion of their time, at close to market rates, and all other employees at market rates for their time.

FUNDING AT THE 100% LEVEL IN THE PLANNED OFFERING

If we receive net proceeds of $7,955,000, which is the approximate net proceeds we will receive if we raise one hundred percent of the funds we are hoping to raise in our planned offering, we anticipate using the funding to cover occupancy, telecommunication and other office costs for a twelve month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we believe would have sufficient operating capital to currently pay management employees, who previously donated a portion of their time, at market rates and all other employees at market rates for their time.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial ninety days as follows:

- Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CD's with packaging.

- Approximately $10,000 to update and re-edit the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

- Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first ninety days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth month upon completion of the initial three-month media test phase we will enter the roll-out phase. During this roll-out phase we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase it is estimated that on average approximately $515,000 would be spent each month on media time.

An additional $20,000 would be spent in producing 30, 60 and 90 second commercial spots to support the infomercial as well as broadcast the commercial spots in new markets as a stand alone advertising campaign. In addition we would spend approximately $580,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 100% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $146,000 plus license fees paid to Two Dog Net for technical support based upon subscribers. We further anticipate spending at this level an additional $1,200,000 for the development of new web pages of The Children's Internet daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $48,000 per month and other contingent costs of $14,000 per month. We owe our parent company, Shadrack Films, approximately $205,000 in accrued costs for expenses incurred in the past. At the 100% level of funding, we plan to repay this amount in the first twelve months.

POSSIBLE NEED FOR ADDITIONAL FUNDS

We may be wrong in our estimates of revenue generated from marketing costs and additional funds may also be required in order to proceed with our marketing plan and our business plan. Additionally, we will likely need additional funds in the event Shadrack Films discontinues funding our operations. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations.

Although this Plan of Operation describes our planned use of the net proceeds of our offering at different funding levels, we can offer no assurance that the offering will ever take place or that we will raise any funds in the offering.

If we are unsuccessful in securing the capital needed to continue operations or if initial sales of subscriptions do not fund continued operations, we will continue to look to our parent company to fund operations and to employees to donate their time. If our parent company, Shadrack Films, a company controlled by Sholeh Hamedani, discontinues the funding of our operations and/or if our key employees discontinue donating their time, we will not be in a position to continue operations. In this event, we would attempt to sell the company or file for bankruptcy.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.


INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF THE CHILDREN'S INTERNET, INC.:

We have audited the accompanying balance sheet of The Children's Internet, Inc (A Development Stage Company) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003 and for the period from September 25, 1996 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Children's Internet, Inc. as of December 31, 2003 and the results of its operations and its cash flows for each the two years in the period ended December 31, 2003 and for the period from September 25, 1996 (inception) to December 31, 2003 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue and has no funds to pay its current liabilities. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matter is discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Stonefield Josephson, Inc.

STONEFIELD JOSEPHSON, INC.

Certified Public Accountants

Santa Monica, California
February 26, 2004

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                     December 31,
                                                         2003
                         ASSETS

TOTAL ASSETS                                         $          -
                                                     ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable and Accrued Expenses                $     99,000
Due to Parent Company                                     205,000
                                                     ------------
Total Current Liabilities                                 304,000
                                                     ------------


STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value; 10,000,000
 shares authorized;
zero shares issued and outstanding.
Common stock, $0.001 par value; 75,000,000
 shares authorized;
2,287,755 shares issued and outstanding                     2,000
Additional paid-in capital                                573,000
Deficit accumulated during the development stage         (879,000)

                                                     ------------
TOTAL STOCKHOLDERS' DEFICIT                              (304,000)
                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $          -
                                                     ============

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                             For the period
                                                                                           September 25, 1996
                                                                                             (inception) to
                                                     For the year ended december 31,          December 31,
                                                     -------------------------------       ------------------
                                                        2003                2002                 2003
                                                     ------------        -----------         -------------
REVENUE                                              $          -        $         -         $           -

General Selling and Administrative Expenses               478,000            392,000              (879,000)

                                                     ------------        -----------         -------------
Operating Loss before provision for income taxes         (478,000)          (392,000)             (879,000)


Provision for Income taxes                                      -                  -                     -

                                                     ------------        -----------         -------------
NET LOSS                                             $   (478,000)       $  (392,000)        $    (879,000)
                                                     ============        ===========         =============

Net Loss per Common Share
          - basic and diluted                        $      (0.21)       $     (0.23)        $       (0.64)
                                                     ============        ===========         =============
Weighted Average Number of Common
           Shares Outstanding
          - basic and diluted                           2,287,755          1,715,267             1,367,379
                                                     ============        ===========         =============

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                           Deficit
                                                                         Accumulated
                                                           Additional     During the
                                                            Paid-In      Development    Stockholders'
                                      Common Stock          Capital         Stage          Deficit
                                 ----------------------    ----------    -----------    -------------
                                   Shares       Amount
                                 -----------   --------
Balance, September 25, 1996                -   $      -    $        -    $         -    $           -

Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                1,121,000      1,000         4,000              -            6,000

Net Loss                                                                      (6,000)          (6,000)
                                 -----------   --------    ----------    -----------    -------------

Balance, December 31, 1996         1,121,000      1,000         4,000         (6,000)               -


Net Loss                                   -          -             -              -                -

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 1997         1,121,000      1,000         4,000         (6,000)               -


Net Loss                                   -          -             -              -                -

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 1998         1,121,000      1,000         4,000         (6,000)               -


Net Loss                                   -          -             -              -                -

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 1999         1,121,000      1,000         4,000         (6,000)               -

Net Loss                                   -          -             -         (3,000)          (3,000)
Expenses paid by former
 office on behalf of company                                    3,000                           3,000

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 2000         1,121,000      1,000         7,000         (9,000)               -


Net Loss                                   -          -             -              -                -

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 2001         1,121,000      1,000         7,000         (9,000)               -

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share               1,166,755      1,000       149,000                         150,000

Expenses paid by former
 officer on behalf of company                                   2,000                           2,000

Services performed as
 capital contribution                                         125,000                         125,000
Net Loss                                   -          -             -       (392,000)        (392,000)

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 2002         2,287,755      2,000       283,000       (401,000)        (116,000)

Services performed as
 capital contribution                                         290,000                         290,000
Net Loss                                   -          -             -       (478,000)        (478,000)

                                 -----------   --------    ----------    -----------    -------------
Balance, December 31, 2003         2,287,755   $  2,000    $  573,000    $  (879,000)   $    (304,000)
                                 ===========   ========    ==========    ===========    =============

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                         (Formerly D.W.C. Installations)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                           For the Period
                                                                                            September 25,
                                                                                                1996
                                                                                           (inception)to
                                                           For The Year Ended December 31,  December 31,
                                                          -------------------------------- --------------
                                                               2003            2002            2003
                                                            -----------     -----------     -----------

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                    $  (478,000)    $  (392,000)    $  (879,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Services performed as capital contribution                      290,000         125,000         414,000
Expenses paid by former officer on behalf of company                              2,000           5,000
Increase in liabilities

                 Accounts payable and accrued expenses           36,000          62,000          99,000
                 Due to Parent Company                          152,000          53,000         205,000
                                                            -----------     -----------     -----------
Net cash used in operating activities                                 -        (150,000)       (156,000)
                                                            -----------     -----------     -----------


CASH PROVIDED BY FINANCING ACTIVITIES:
                 Issuance of common stock                                       150,000         156,000
                                                            -----------     -----------     -----------

Net cash provided by financing activities                             -         150,000         156,000
                                                            -----------     -----------     -----------


Net change in cash and cash equivalents                               -               -               -

Cash and cash equivalents - beginning of period                       -               -               -

                                                            -----------     -----------     -----------
Cash and cash equivalents - end of period                   $         -     $         -     $         -
                                                            ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the year-
                                      Interest paid         $         -     $         -     $         -
                                                            ===========     ===========     ===========

                                      Income taxes paid     $         -     $         -     $         -
                                                            ===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. At present, although the Company has signed contracts establishing revenue sources, the Company has not generated any revenues from these established sources of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a SB-2 Registration Statement which the Company has filed with the SEC and they hope will raise additional capital (see Note 4 - SB-2 Registration Statement).

USE OF ESTIMATES

The preparation of financial statement in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company has estimated the fair market value of the cost of wages, if paid, for the services rendered by its officer and an outside consultant.

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

LOSS PER SHARE

SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2003, the Company has no potentially dilutive common shares outstanding.

COMPREHENSIVE INCOME

As of December 31, 2003, the Company has no items that represent comprehensive income and therefore, has not included a Statement of Comprehensive Income in the accompanying financial statements.

SEGMENT REPORTING

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment. Through December 31, 2003 there have been no foreign operations.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE 2 - SALES AND MARKETING AGREEMENT

On September 10, 2002, the Company entered into a renewable five year royalty and licensing agreement with Two Dog Net, Inc. ("TDN"). Under the terms of that license agreement with TDN, in addition to the monthly royalty payment due, the Company was required to pay an additional $2,000,000 no later than September 10, 2004. The Company capitalized this amount for the technology license and established an amortization period of three years, the expected useful life of the license. On November 5, 2002, the Company exchanged two million shares of its Series A Convertible Preferred Stock for the long-term debt owed.

This original agreement did not reflect the true intent of the parties and on March 3, 2003, the parities replaced the royalty and license agreement with a wholesale sales & marketing agreement with the same effective date of September 10, 2002. The new agreement was for an exclusive and renewable five year wholesale sales and marketing agreement with TDN to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet(R) and an internet dial-up service. Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a fee per month per subscriber for the services subscribed. The effect of the change was to remove long term debt and an intangible asset net of accumulated amortization from the balance sheet and to reduce the net loss for the three months ended September 30, 2002 by the amount of the amortization ($53,118) and to reduce stockholders' deficit at September 30, 2002 by a like amount. All financial statements for the period ended September 30, 2002 were restated.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the first half of the year, the Parent Company provided for the office space utilized by the Company and paid for the Companies utility costs. The Company has accrued a payable, included in Due to Parent Company, for reimbursement of such costs. In the second half of the year when the Parent Company's lease expired, the Company entered into a lease agreement with Hill Physicians Medical Group, Inc., a California corporation to continue to occupy the same office space consisting of 2,759 square feet. The initial term of this sublease commenced on July 1, 2003 and expired on January 31, 2004. On February 19, 2004, the Company entered into a settlement agreement with their landlord to continue to occupy the office space on a rent-free basis until March 22, 2004 (see Note 7 - Subsequent Events).

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani and an outside financial consultant have provided services to the Company at a fair market value of $290,000 and $125,000 during the twelve months ended December 31, 2003 and 2002 respectively, and will not seek payment for the services provided.

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

NOTE 4 - SB-2 REGISTRATION STATEMENT

On February 10, 2003, the Company filed a Form SB-2 registration statement offering for sale of up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. There is no underwriter involved in this offering. The shares are being offered without any underwriting discounts or commissions. The purchase price is $2.00 per share. If all of the shares offered by the Company are sold, the proceeds will be $8,000,000. The Company has received comments from the SEC on their filing and has responded to those comments and filed amendments to the registration statement in July, September and December 2003 and February 2004.

NOTE 6 - COMMITMENT

On September 30, 2003, the Company signed a 13-month colocation to house the Company's search engine, servers and related equipment. For the year ended December 31, 2003 the total amount paid was $5,800.

NOTE 7 - SUBSEQUENT EVENTS

On February 13, 2004 the Company received notice that their landlord, Hill Physicians Medical Group, Inc. had filed an unlawful detainer action against them on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. The landlord alleges that the lease for the office space expired January 31, 2004 and was requesting the court to award it possession of the premises and pay the sum of $8,746.52 for rent and other charges due pursuant to the lease. On February 19, 2004 the Company signed a Mutual Settlement Agreement and Release allowing the Company to continue to occupy the office space on a rent-free basis through March 22, 2004 and providing for a Stipulation for Entry of Judgment in the amount of $8,746.52 against the Company in the event they fail to vacate this office space on March 22, 2004. Other then this dispute with the landlord, the Company is not aware of any other pending or threatened litigation that could have a material adverse effect on the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name                       Age        Position
-----------------------   -----       ------------------------------------------
Sholeh Hamedani            36         President, Chief Executive Officer, Chief
                                      Financial Officer, Chairman of the Board
                                      of Directors
Jamshid Ghosseiri          64         Secretary, Director
Tyler Wheeler              33         Director
Roger Campos, Esq.         57         Director
Dale Boehm                 35         Director

Ms. SHOLEH HAMEDANI, has been our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board since August 23, 2002. From May 2002 through the present, she has served as the President, CEO and founder of Shadrack Films, Inc., our parent company. From July 1995 to August 2002, she was President and co-founder of Two Dog Net, Inc., a security solutions provider and software developer. She was responsible for managing product development of new technologies, as well as creating and implementing their marketing strategies. Ms. Hamedani's experience includes local and national advertising campaigns on television, radio, and print as well as producing, scripting and directing educational video programs and television infomercials. Prior to Two Dog Net, Inc., Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989. Ms. Hamedani attended California State University, Hayward majoring in Business Administration from 1985 to 1988.

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

Mr. TYLER WHEELER has been our Chief Software Architect and a director since August 23, 2002. He co-founded Micro Tech Systems in 1989. In 1993, he and his father founded Integrative Systems, Inc., a hardware and software computer consulting firm. From January 1996 to August 2002 , Mr. Wheeler served as Vice President of Technology at Two Dog Net, Inc. a security solutions provider and software developer. Mr. Wheeler completed a BA in Finance and Business Law at California State University, Fresno in May of 1996.

Mr. ROGER CAMPOS, ESQ. has been a director since August 23, 2002. Mr. Campos received his J.D. (law) degree in June 1972 from the United States International University (San Diego, CA) and received his BA in June of 1969 from the University of California at Santa Barbara. From February 2002 through the present, he serves as President and CEO of the Minority Business Roundtable, a national membership organization, based in Washington DC, for CEOs of the nation's largest minority-owned companies. From January 2000 to February 2002, Mr. Campos was Executive Director of the Minority Business Roundtable. From January 1997 to January 2000, he served as Vice President of government relations for the Hispanic Association of Colleges and Universities. Mr. Campos provides consulting services in the areas of contracting, marketing, and business transactions.

Mr. DALE BOEHM has been a director since August 23, 2002. Since March 17, 2003 continuing to the present Mr. Boehm is the President of MasterLink Corporation. MasterLink Corporation is a project management based professional services organization with a focus on network and system integration, carrier services brokering and network management services. From September 2002 continuing through today Mr. Boehm is the Founder and President of Caspian Technology Concepts, a consulting firm specializing in network management services.
Previous to this, Mr. Boehm served as Director of Sales at Qwest Telecommunications, Inc from July 2001 continuing until August 2002where he was responsible for 90+ direct reports and all of the revenue in the National Accounts division in Illinois and Wisconsin. From December 2000 to July 2001, Mr. Boehm was the Regional Vice President of Central Region Sales at OneSecure Inc., a managed security services provider enabling clients to co-manage firewalls. Mr. Boehm was Regional Vice President Enterprise Solutions of GlobalCenter from November 1999 through December 2000 prior to its sale to Exodus. He was also the Manager of IP Network Solutions at AT&T from February 1997 through November 1999. From January 2000 through the present, Mr. Boehm has been an instructor of TCP/IP, Business-to-Business e-Commerce, and IP Technology programs at the University of Wisconsin-Milwaukee where he is the Chairman on the Executive Steering Committee for the University Outreach Program. He is also a member of the Information Systems Security Association (ISSA)(R). Mr. Boehm received his Certificate of Telecommunications Analysis from the University of Wisconsin-Milwaukee in 1994 and is currently enrolled at Concordia University, Mequon, Wisconsin for a Bachelor of Arts, Management & Communication degree.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

MEETINGS OF THE BOARD OF DIRECTORS AND INFORMATION REGARDING COMMITTEES

There currently are no committees of the Board of Directors. The Board of Directors held no meetings in fiscal year 2003.

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

                                       ANNUAL
                                     COMPENSATION             LONG TERM COMPENSATION
============================================================================================================
                                                                    Awards          Payouts
============================================================================================================
                                                   Other                Securities
                                                  Annual    Restricted  Underlying
                                                  Compen-     Stock     Options/     LTIP        All Other
                              Salary     Bonus    sation      Awards      SARs      Payouts    Compensation
                   Year        ($)        ($)       ($)        ($)         (#)        ($)            ($)
============================================================================================================
Sholeh             2002     $ 75,000[1]   $0         $0         $0        -0-         $0              $0
Hamedani,          2003     $180,000[1]              $0         $0        -0-         $0              $0
President,
CEO, CFO
============================================================================================================
Alan Schram,       2002     $142,848      $0         $0         $0        -0-         $0              $0
President,
Secretary and
Treasurer[2]
                   2001        $0         $0         $0         $0        -0-         $0              $0
Hagit              2000        $0         $0         $0         $0        -0-         $0              $0
Bernstein,
President and
Secretary[3]
                   1999        $0         $0         $0         $0        -0-         $0              $0

Raphi Shram,       2000        $0         $0         $0         $0        -0-         $0              $0
Treasurer[4]
                   1999        $0         $0         $0         $0        -0-         $0              $0
============================================================================================================

No options or SARs (Stock Appreciation Rights) where granted to any executive officers.

EMPLOYMENT AND RELATED AGREEMENTS

We have not entered into any employment agreements.

________________________
[1] The officer did not charge the Company for her services - this amount was the estimated fair market value for comparable services and was recorded as contributed to capital as of December 31, 2002.

[2]  Resigned August 12, 2002.

[3]  Resigned January 1, 2001.

[4]  Resigned January 1, 2001.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than 5% of our common stock as of March 10, 2004 with the number of outstanding shares at 2,287,755; (ii) are our officers or directors; and (iii) all officers and directors as a group:

                                                               Percentage
                                                              Beneficially
              Name                     Number of Shares         Owned[1]
              ----                     ----------------       ------------
Sholeh Hamedani, President, CEO,         1,166,755[3]            51.0%
CFO, Director[2]
Jamshid Ghosseiri, Ph.D.,                      -0-                -0-
Secretary, Director[2]
Tyler Wheeler, CTO, Director[2]                -0-                -0-
Roger Campos, Esq., CTO,                       -0-                -0-
Director[2]
Dale Boehm, Director[2]                        -0-                -0-
All Officers and Directors as a
group (5 people)                         1,166,755               51.0%
Shadrack Films, Inc.                     1,166,755[3]            51.0%
Steve Sowieja[4][5]                        210,000                9.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, is the sole shareholder of our parent company, Shadrack Films, Inc. Ms. Hamedani was also President of Two Dog Net, Inc., the owner of The Children's Internet(R)technology until August 1, 2002. Ms. Hamedani also owns approximately 10% of the total outstanding shares of Common Stock of Two Dog Net, Inc.

________________________
[1] Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

[2]  c/o 5000 Hopyard Rd., Suite 320, Pleasanton, CA 94588.

[3] Consists of 1,166,755 shares of common stock owned by Shadrack Films, Inc formerly known as The Children's Internet, Inc., a California corporation, of which Sholeh Hamedani is the sole shareholder.

[4]  Benefical owner of shares held by Cities Electric.

[5]  c/o Cities Electric, 3100 225th St. West, Farmington, MN 55024

Ms Hamedani's father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net, Inc.

On June 28, 2002, we entered into a Consulting Agreement with Alan Schram. This agreement provided for Alan Schram to provide consulting services to us. In return for his services, the agreement entitled Alan Schram to receive 25,000 shares of our common stock at the completion of the agreement's four month term. We are currently in negotiations with Mr. Schram to settle our obligations under the terms of this agreement. As of the date hereof, these shares have not been issued. Alan Schram is our former President, Secretary, Chief Financial Officer and Director.

On July 3, 2002, we entered into an agreement with Shadrack Films, Inc. Pursuant to the agreement, we sold 1,166,755 newly issued shares of our common stock to Shadrack Films, Inc. in exchange for an aggregate purchase price of $150,000. Sholeh Hamedani is the sole shareholder of Shadrack Films, Inc.

On September 10, 2002, we entered into a License Agreement with Two Dog Net, Inc. to license The Children's Internet(R) technology and intellectual property. We paid $15,500 in cash to Two Dog Net in consideration for the License Agreement. This agreement was subsequently cancelled and on March 3, 2003, we entered into a new Wholesale Sales & Marketing Agreement with Two Dog Net. Under the terms of this agreement, we will pay Two Dog Net$3.00 per month for each user accessing The Children's Internet(R) service. The Agreement also provides that we will pay Two Dog Net $3.79 per month for each user accessing Internet dial-up service, but we have no plans to offer dial-up service.

In a Stock Purchase Agreement dated October 11, 2002 and in reliance on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933,our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of who are related to our management, Nasser Hamedani, Sholeh Hamedani's father, and Soraiya Hamedani, Sholeh Hamedani's sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director. Some of these purchasers resold their shares to unrelated third parties, relying on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933. A portion of the proceeds received from the stock sale by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company. Shadrack Films used these funds to finance our initial operations thus far. These amounts are reflected on the financial statements as "Due to Parent Company." The original shareholders received their shares from us in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

One of our shareholders, Tim Nash was an independent authorized distributor of The Children's Internet(R) and promoted our product on his web site, www.kidssafenet.com. Mr. Nash is no longer an independent authorized distributor for us since July 15, 2003 and he has since taken down his web site. Mr. Nash owns 10,000 shares of our common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

      3.1    Articles of Incorporation, dated September 25, 1996[1]

      3.2    Certificate   of  Amendment of  Articles   of  Incorporation, dated
             February 10, 2000[1]

      3.3    Certificate  of   Amendment of   Articles of   Incorporation, dated
             December 27, 2002[1]

      3.4    Certificate  of   Designation  of  Series A  Preferred Stock, dated
             November 8, 2002[1]

      3.5    Bylaws[1]

      10.1   Plan of Reorganization and Acquisition, July 3, 2002[1]

      10.2   Consulting Agreement with Alan Schram, dated June 28, 2002[1]

      10.3   License Agreement dated September 10, 2002[1]

      10.4   Amendment to License Agreement, dated November 5, 2002[1]

      10.5   Wholesale Sales & Marketing Agreement, dated March 3, 2003[2]

      10.6   Stock Purchase Agreement, dated October 11, 2002[3]

      10.7   Co-Location Agreement, dated July 11, 2003[4]

      10.8   Independent Sales Agreement with Infolink, dated August 14, 2003[3]

      10.9   Licensing Agreement with Infolink, dated August 14, 2003[3]

      10.10  Co-Location Agreement, dated September 26, 2003[5]

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

(b) REPORTS ON FORM 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Stonefield Josephson, Inc. is the Company's independent auditor. Stonefield Josephson, Inc. performed the services listed below and was paid the fees listed below.

________________________
[1] Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).

[2] Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003 (SEC File No. 000-29611).

[3]  Incorporated  by reference from  Amendment 2 to the Company's  Registration
     Statement  on  Form  SB-2,   filed  on  September   11,  2003,  as  amended
     (Registration No. 333-103072).

[4] Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 000-29611) filed on EDGAR August 14, 2003.

[5] Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 2, 2004, as amended (Registration No. 333-103072).

AUDIT FEES

Stonefield Josephson, Inc. billed aggregate fees of approximately $30,000 for year ended December 31, 2003 and approximately $10,000 for year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB and on Form SB-2 Registration Statement.

TAX FEES

Stonefield Josephson, Inc. did not provide or bill for any professional services during the two years ended December 31, 2003 in connection with tax advise, tax compliance or tax planning

ALL OTHER FEES

Stonefield Jospehson, Inc. did not provide or bill for any other professional services during the two years ended December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        THE CHILDREN'S INTERNET, INC.


DATED: March 22, 2004                   By: /s/ Sholeh Hamedani
                                            ------------------------------------
                                            Sholeh Hamedani
                                            President, Director
                                            (Principal Executive Officer)


DATED: March 22, 2004                   By: /s/ Sholeh Hamedani
                                            ------------------------------------
                                            Sholeh Hamedani
                                            Chief Financial Officer, Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)