Form 10QSB
period 2004-03-31
CHILDRENS INTERNET INC
filed 2004-05-25
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

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

           5000 Hopyard Rd., Suite 320, Pleasanton, California 94588
                   (Address of principal executive offices)

                                (925) 737-0144
                          (Issuer's telephone number)

             2401 Crow Canyon Rd., Suite 201, San Ramon, CA  94583
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 2004, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         THE CHILDREN'S INTERNET, INC

                                     INDEX


                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION                                             1

Item 1. Financial Statements (Unaudited)                                   1

        Condensed Balance Sheet -March 31, 2004                            1

        Condensed Statements of Operations - For the three months
        ended March 31, 2004 and 2003, and the period from
        inception to March 31, 2004                                        2

        Condensed Statements of Stockholders' Deficit - For the
        three monthsended March 31, 2004 and the period from
        inception to March 31, 2004                                        3

        Condensed Statements of Cash Flow - For the three months
        ended March 31, 2004 and 2003, and the period from
        inception to March 31, 2004                                        4

        Notes to Condensed Financial Statements                            5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Plan of Operation                                    7

Item 3. Controls and Procedures                                           18


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 19
Item 2. Changes in Securitiesand Use of Proceeds                          19
Item 3. Defaults Upon Senior Securities                                   19
Item 4. Submission of Matters to a Vote of Security Holders               19
Item 5. Other Information                                                 19
Item 6. Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                20





                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BS

 		           THE CHILDREN'S INTERNET, INC.
		           (A Development Stage Company)
 		                   BALANCE SHEET

                                    			                 	   March 31
                                                                                     2004
										--------------
                        ASSETS
Current Assets                                                                  $	     -
										--------------
 Total Current Assets 								             -
										--------------

Non Current Prepaid Rent                                                        $	10,000
										--------------
 Total Other Assets 									10,000
										--------------

TOTAL ASSETS                                                                    $	10,000
										==============


        LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable and Accrued Expenses                                           $	83,000
Due to Parent Company                                                                  255,000
										--------------
 Total Current Liabilities							       338,000
										--------------

                                                                                       338,000
										--------------

		STOCKHOLDERS' DEFICIT

Preferred Stock, $0.001 par value; 10,000,000 shares authorized;			     -
zero  shares  issued  and outstanding. Common stock, $0.001  par value; 75,000,000 shares authorized; 2,287,755 shares issued and
outstanding										 2,000

Additional paid-in capital			                                       618,000

Deficit accumulated during the development stage
                                                                                     (948,000)
										--------------
TOTAL STOCKHOLDERS' DEFICIT							     (328,000)
										--------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $	10,000
										==============

The accompanying notes are an integral part of the financial statements.




                                      IS

			            THE CHILDREN'S INTERNET, INC.
			            (A Development Stage Company)
			              STATEMENTS OF OPERATIONS
                                             (UNAUDITED)



											   For the Period
                                                              For The Three Months       September 25, 1996
                                                                 Ended March 31,       	   (inception) to
                                                                2004        2003    	    March 31,2004
							     ------------ ----------	-------------------
REVENUE                                                      $		- $	   -	$		  -

General Selling and Administrative Expenses 	                  105,000    123,000              (984,000)
							     ------------ ----------	-------------------
Operating Loss before provision for income taxes	        (105,000)  (123,000)              (984,000)

Other Income--Gain from forgiveness of rent	                   36,000          -                 36,000

Provision for Income taxes	                                        -          -                      -
							     ------------ ----------	-------------------
NET LOSS                                                     $   (69,000) $(123,000)    $	  (948,000)
							     ============ ==========	===================
Net Loss per Common Share
    - basic and diluted		 			     $	  (0.03)  $   (0.05)    $	     (0.68)
							     ============ ==========	===================
Weighted Average Number of Common
      Shares Outstanding
    - basic and diluted					       2,287,755   2,287,755              1,398,126
							     ============ ==========	===================



The accompanying notes are an integral part of the financial statements.


                                      CF

			            THE CHILDREN'S INTERNET, INC.
			           (Formerly D.W.C. Installations)
			            (A Development Stage Company)
			              STATEMENTS OF CASH FLOWS





                                                             For The Three Months
                                                                Ended March 31,
                                                             2004	     2003
							-------------	------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss
                                                        $    (69,000)   $  (123,000)

Adjustments to reconcile net loss to net cash used in operating activities:

 Services performed as capital contribution                    45,000	      75,000
 Expenses paid by former officer on behalf of company
 Increase in Assets
	 Current Assets					            -
	 Other Assets 					     (10,000)
 Increase in liabilities
	 Accounts payable and accrued expenses		     (16,000)	      17,000
	 Due to Parent Company			               50,000	      31,000
							-------------	------------

Net cash used in operating activities                               -	           -
							-------------	------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Issuance of common stock
							-------------	------------
Net cash provided by financing activities                           -	           -


Net change in cash and cash equivalents                             -	           -

Cash and cash equivalents - beginning of period                     -	           -
							-------------	------------
Cash and cash equivalents - end of period               $	    -   $	   -
							=============	============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year -
     Interest paid					$	    -   $	   -
							=============	============
     Income taxes paid	 			         	    -   $	   -
							=============	============


The accompanying notes are an integral part of the financial statements.


                                      SE

                                                   THE CHILDREN'S INTERNET, INC.
                                                   (A Development Stage Company)
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT





                                                       Common Stock		 Additional	    Deficit		 During
                                                                   		  Paid-In 	  Accumulated	     Stockholders'
                                                                   		  Capital	the Development 	Deficit
												     Stage
						--------------------------	-----------	---------------       --------------
                                                  Shares	  Amount
						------------   -----------
Balance, September 25, 1996                     	   -   $	 -	$	  -  	$	      -       $		   -

Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                                1,121,000	     1,000	      4,000                   -		       6,000

Net Loss	                                                                                        (6,000)		     (6,000)
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 1996                         1,121,000	     1,000	      4,000             (6,000)		           -

Net Loss                                                   -		 -	          -                   -		           -
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 1997                         1,121,000	     1,000	      4,000             (6,000)		           -

Net Loss                                                   -		 -	          -                   -		           -
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 1998                         1,121,000	     1,000	      4,000             (6,000)		           -

Net Loss                                                   -		 -	          -                   -		           -
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 1999                         1,121,000	     1,000	      4,000             (6,000)		           -

Net Loss                                                   -		 -	          -             (3,000)		     (3,000)
Expenses paid by former office on behalf of company		                      3,000                                    3,000
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 2000                         1,121,000	     1,000	      7,000             (9,000)		           -

Net Loss                                                   -		 -	          -                   -		           -
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 2001                         1,121,000	     1,000	      7,000             (9,000)		           -

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                               1,166,755	     1,000	    149,000 			             150,000

Expenses paid by former officer on behalf of company 		                      2,000                                    2,000
company

Services performed as capital contribution		                            125,000                                  125,000
Net Loss  	                                           - 		 -	          -           (392,000)		   (392,000)
						------------	----------	-----------	---------------	      --------------
Balance, December 31, 2002                         2,287,755	     2,000	    283,000           (401,000)		   (116,000)

Services performed as capital contribution		                             45,000                                   45,000
Net Loss                                                   -		 - 	          -           (478,000)		   (478,000)

Balance, December 31, 2003                         2,287,755	     2,000 	    328,000           (879,000)		   (549,000)

Services performed as capital contribution
Net Loss 	                                                                                       (69,000)
						------------	----------	-----------	---------------	      --------------
Balance, March 31, 2004                            2,287,755    $    2,000	$   328,000     $     (948,000)       $	   (549,000)
						============	==========	===========	===============	      ==============


The accompanying notes are an integral part of the financial statements.

                         THE CHILDREN'S INTERNET, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2004


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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. At present, although the Company has signed contracts establishing revenue sources, the Company has not generated any revenues from these established sources of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through the an SB-2 Registration Statement (See Footnote 3.)

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's principal office is leased by the Parent Company, Shadrack Films, Inc. The Parent Company pays for and provides the office space utilized by the Company as well as pays for the Company's telecommunications and utility costs. The Company has agreed to reimburse the Parent Company for these costs and any other direct costs paid on its behalf. As of March 31, 2004, the Company had accrued a payable due to the Parent Company of approximately $255,000 for such costs.

In April 2004, the Company moved to a new office location and the monthly rent approximates $3,600. The Company has Shadrack Film's verbal permission to use this office space, but this permission is revocable at any time without prior notice. These offices are 2,059 square feet and are leased by Shadrack Films from the landlord, Principal Life Insurance Company, an Iowa corporation. From March 22, 2004 until April 30, 2004, Shadrack Films received the office space on a rent-free basis. From month two (May 1, 2004) through thirteen the basic rent per month is $3,603; for months fourteen through twenty five, the basic rent per month will be $3,706; and for months twenty-six through thirty-seven, the basic rent per month will be $3,809 under a lease agreement that expires on May 1, 2007. Shadrack Films is responsible for making all rent payments to the landlord, but the cost of these rent payments are being added to the balance of the accrued account payable due to Parent Company for the expenses that the Parent Company, Shadrack Films, has been paying on the Company's behalf.

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

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani provided services to the Company at a fair market value of $45,000 during the three months ended March 31, 2004 and will not seek payment for the services provided.

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

NOTE 3 - SB-2 REGISTRATION STATEMENT

On February 10, 2003, the Company filed a Form SB-2 Registration Statement offering for sale of up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. There is no underwriter involved in this offering. The shares are being offered without any underwriting discounts or commissions. The purchase price is $2.00 per share. If all of the shares offered by the Company are sold, the proceeds will be $8,000,000. The Company received notification from the SEC that their SB-2 Registration Statement No. 333-103072 was declared effective on May 5, 2004.

NOTE 4 - GAIN FROM FORGIVENESS OF RENT

On February 13, 2004 the Company received notice that their landlord, Hill Physicians Medical Group, Inc. had filed an unlawful detainer action against the Company on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. On February 19, 2004 the Company signed a Mutual Settlement Agreement and Release. The effect of the release has been reflected in the operating statements as a gain from forgiveness of rent for the three months ended March 31, 2004 in the approximate amount of $36,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SELECTED FINANCIAL DATA

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through March 31, 2004 and for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 were derived from our financial statements and notes thereto included in this report which are unaudited. The difference between the periods was primarily due to the forgiveness of rent. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related footnotes.


                                                          For the period
		    For the three	For the three	from September 25, 1996
		     months ended	 months ended	  (Inception) through
                    March 31, 2004	March 31, 2003	    March 31, 2004
STATEMENT OF
OPERATIONS
DATA
Net sales                  - 			-
Operating               105,000 	   123,000		 984,000
expenses:
Operating loss         (105,000)          (123,000)		(984,000)
Net Loss               (69,000)           (123,000)		(948,000)


                           As of March 31, 2004
BALANCE SHEET DATA:
Total assets                       10,000
Current liabilities               338,000
Total stockholders' deficit      (328,000)



Plan of Operation

The plan of operation should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

The following information contains certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "plan," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Through a wholesale sales & marketing agreement with Two Dog Net, Inc. ("Two Dog Net"), we are the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet{reg-trade-mark}. We plan to introduce this Internet service designed specifically for children that allows them to have safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net and is ready to air. We intend to utilize the infomercial to introduce The Children's Internet{reg-trade-mark} service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test in the fourth quarter of 2004. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold 1,118,500 of their shares of our common stock to various purchasers, two of whom are related parties to our management, Nasser Hamedani, Sholeh Hamedani's father, and Soraiya Hamedani, Sholeh Hamedani's sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director. Some of these purchasers resold their shares to unrelated third parties. A portion of the proceeds received from the stock sales by the purchasers was in turn loaned to Shadrack Films, Inc., our parent company, to finance our initial operations thus far. These amounts are reflected on the financial statements as "Due to Parent Company." Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, is the sole shareholder of our parent company, Shadrack Films, Inc.

As of March 31, 2004, we had an accumulated total net loss of approximately $948,000. Of this amount, approximately $460,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages as contributed capital, since these individuals did not charge the Company), $351,000 represents professional fees such as legal and accounting expenses, and the balance of $137,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack Films, has funded all of our expended costs.

Currently, we do not have any cash on hand and are dependent on funding from Shadrack Films for our current operations and for providing office space and utilities that, for the quarter ended March 31, 2004, averaged $8,000 per month in operating costs exclusive of professional fees and time donated by employees. The accrued account payable due to Shadrack Films is an open account payable. Currently, the accrued balance of this account is approximately $255,000 . Our parent company is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $180,000 in cash to continue our operations for the next twelve months.

Our registration statement filed with the Securities and Exchange Commission ("SEC") was declared effective on May 5, 2004. This registration statement registers 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering. We have not raised any funds in this offering yet and can offer no assurance that any shares will be sold. If we raise the maximum offering of $8,000,000, our working capital needs, including expansion of marketing and technical operations, will be met for approximately 24 months without regard to any subscription revenue. We do not currently have any arrangements for alternative financing in the event that we raise less then the maximum offering.

Where practicable, we plan to contract with third party companies to market The Children's Internet{reg-trade-mark} Service as well as to provide administrative support services such as billing and level one technical support. We have already entered into two agreements with Infolink Communications, Ltd., a third party company, for the marketing of our service. However, there is no assurance that we will be able to enter into additional arrangements for marketing and administrative support services.

We plan to scale our expenditures depending upon the amount of funds raised in our direct public offering, with initial funds being used primarily to market the services in an effort to develop a revenue base sufficient to support our operations. Following is a discussion of how we to plan to proceed at different levels of funding.

FUNDING AT THE 10% LEVEL:

If we receive net proceeds of $755,000 from the direct public offering, which is the approximate net proceeds we will receive if we raise 10% of the funds we are hoping to raise in this offering, we anticipate using the funding to cover occupancy, telecommunications and other office costs for a twelve month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign would be the primary marketing vehicle to generate sales.

At this level of funding, we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately six months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding, we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

   {circle}Approximately   $10,000   for  creating,  printing  and  duplicating
      collateral  marketing  materials  including   sales   brochures  and  The
      Children's Internet{reg-trade-mark} installation CDs with packaging.

   {circle}Approximately $10,000 to re-edit and update the infomercial with new testimonials and to create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

   {circle}Approximately $70,000 to conduct a television media test to assess consumer response, test various price points and to fine-tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first 90 days to secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets, and multiple national and local stations.

In the fourth through twelfth months upon completion of the initial three-month media test phase, we will enter the roll-out phase. During this roll-out phase, we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase. it is estimated that an average of approximately $44,000 would be spent each month on media time.

Technical operations' costs at the 10% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $41,000. plus license fees paid to Two Dog Net and for technical support based upon subscribers. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. Although we owe our parent company, Shadrack Films, approximately $255,000 in accrued costs for expenses incurred in the past, we do not plan to repay this amount in the first twelve months at the 10% level of funding.

FUNDING AT THE 25% LEVEL

If we receive net proceeds of $1,955,000 from the direct public offering, which is the approximate net proceeds we will receive if we raise 25% of the funds we are hoping to raise in this offering, we anticipate using the funding to cover occupancy, telecommunications and other office costs for a twelve-month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately six months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding, we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

   {circle}Approximately   $10,000   for  creating,  printing  and  duplicating
      collateral  marketing  materials  including   sales   brochures  and  The
      Children's Internet{reg-trade-mark} installation CDs with packaging.

   {circle}Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

   {circle}Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first 90 days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets, and multiple national and local stations.

In the fourth through twelfth months upon completion of the initial three-month media test phase, we will enter the roll-out phase. During this roll-out phase, we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase, it is estimated that an average of approximately $125,000 would be spent each month on media time.

In addition to infomercial marketing, we would spend approximately $240,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 25% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $83,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. We further anticipate spending at this level an additional $160,000 for the development of new web pages of The Children's Internet{reg-trade-mark} daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $7,000 per month and other contingent costs of $900 per month. Although we owe our parent company, Shadrack Films, approximately $255,000 in accrued costs for expenses incurred in the past, we do not plan to repay this amount in the first twelve months at the 25% level of funding.

FUNDING AT THE 50% LEVEL

If we receive net proceeds of $3,955,000 in the direct public offering, which is the approximate net proceeds we will receive if we raise 50% of the funds we are hoping to raise in this offering, we anticipate using the funding to cover occupancy, telecommunications and other office costs for a twelve-month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately three months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

   {circle}Approximately   $10,000   for  creating,  printing  and  duplicating
      collateral  marketing  materials  including   sales   brochures  and  The
      Children's Internet{reg-trade-mark} installation CDs with packaging.

   {circle}Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

   {circle}Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first 90 days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth months upon completion of the initial three-month media test phase, we will enter the roll-out phase. During this roll-out phase, we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase, it is estimated that an average of approximately $258,000 would be spent each month on media time.

An additional $20,000 would be spent in producing 30, 60 and 90 second commercial spots to support the infomercial, as well as to broadcast the commercial spots in new markets as a stand alone advertising campaign. In addition, we would spend approximately $240,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 50% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $103,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. We further anticipate spending at this level an additional
$510,000 for the development of new web pages of The Children's Internet{reg-trade-mark} daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $26,000 per month and other contingent costs of $3,000 per month. We owe our parent company, Shadrack Films, approximately $255,000 in accrued costs for expenses incurred in the past. At the 50% level of funding, we plan to repay this amount in the first twelve months.

At this level of funding, we believe would have sufficient operating capital to currently pay management employees, at close to market rates, and all other employees at market rates for their time.

FUNDING AT THE 75% LEVEL

If we receive net proceeds of $5,955,000 in the direct public offering, which is the approximate net proceeds we will receive if we raise 75% of the funds we are hoping to raise in this offering, we anticipate using the funding to cover occupancy, telecommunications and other office costs for a twelve month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we anticipate that our employees will continue to donate the necessary time as they have in the past for approximately three months. However, they are under no obligation to continue to do so and they could stop at any time without notice.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

   {circle}Approximately   $10,000   for  creating,  printing  and  duplicating
      collateral  marketing  materials  including   sales   brochures  and  The
      Children's Internet{reg-trade-mark} installation CDs with packaging.

   {circle}Approximately $10,000 to update and re-edit the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

   {circle}Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first 90 days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets and multiple national and local stations.

In the fourth through twelfth months upon completion of the initial three-month media test phase, we will enter the roll-out phase. During this roll-out phase, we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase, it is estimated that an average of approximately $258,000 would be spent each month on media time.

An additional $20,000 would be spent in producing 30, 60 and 90 second commercial spots to support the infomercial as well as broadcast the commercial spots in new markets as a stand alone advertising campaign. In addition, we would spend approximately $440,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 75% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $118,000 plus license fees paid to Two Dog Net for technical support based upon subscribers. We further anticipate spending at this level an additional
$800,000 for the development of new web pages of The Children's Internet{reg-trade-mark} daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $42,000 per month and other contingent costs of $3,000 per month. We owe our parent, Shadrack Films, company approximately $255,000 in accrued costs for expenses incurred in the past. At the 75% level of funding, we plan to repay this amount.

At this level of funding, we believe we would have sufficient operating capital to pay management employees, who previously donated a portion of their time, at close to market rates, and all other employees at market rates for their time.



FUNDING AT THE 100% LEVEL

If we receive net proceeds of $7,955,000 in the direct public offering, which is the approximate net proceeds we will receive if we raise 100% of the funds we are hoping to raise in this offering, we anticipate using the funding to cover occupancy, telecommunications and other office costs for a twelve month period. We plan to spend the majority of the funds raised on marketing and sales initiatives in an effort to achieve sufficient revenues to help support the company on an ongoing basis. The infomercial television campaign will be our primary marketing vehicle to generate sales.

At this level of funding, we believe we would have sufficient operating capital to pay all of our employees at market rates for their time.

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

   {circle}Approximately   $10,000   for  creating,  printing  and  duplicating
      collateral  marketing  materials  including   sales   brochures  and  The
      Children's Internet{reg-trade-mark} installation CDs with packaging.

   {circle}Approximately $10,000 to update and re-edit the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

   {circle}Approximately $70,000 to conduct a media test to assess consumer response, test various price points, and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

We expect the $70,000 media test conducted in the first 90 days will secure approximately 140 thirty-minute infomercial time slots, in approximately 40 markets, airing on both family oriented national television networks, such as Pax TV (Paxson Communications Corporation) and on various local affiliate broadcast stations. This approach should allow us to test a broad range of time periods, various markets, and multiple national and local stations.

In the fourth through twelfth months upon completion of the initial three-month media test phase, we will enter the roll-out phase. During this roll-out phase, we plan to re-book all airings that achieved or exceeded the pre-determined target goal as well as expand the media mix to include additional time periods on proven stations and include other stations in proven markets. In the roll-out phase it is estimated that on average approximately $515,000 would be spent each month on media time.

An additional $20,000 would be spent in producing 30, 60 and 90 second commercial spots to support the infomercial as well as broadcast the commercial spots in new markets as a stand alone advertising campaign. In addition, we would spend approximately $580,000 in the same time period on other support advertising and promotional activities including, public relations, direct mail campaigns, newspaper and magazine ads, and online marketing all focused on publications, events and regions that reach our target market of parents.

Technical operations' costs at the 100% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $146,000 plus license fees paid to Two Dog Net for technical support based upon subscribers. We further anticipate spending at this level an additional $1,200,000 for the development of new web pages of The Children's Internet{reg-trade-mark} daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $48,000 per month and other contingent costs of $14,000 per month. We owe our parent company, Shadrack Films, approximately $255,000 in accrued costs for expenses incurred in the past. At the 100% level of funding, we plan to repay this amount in the first twelve months.

At this level of funding, we believe would have sufficient operating capital to pay all employees at market rates for their time.

POSSIBLE NEED FOR ADDITIONAL FUNDS

We may be wrong in our estimates of revenue generated from marketing costs and additional funds may also be required in order to proceed with our marketing plan and our business plan. Additionally, we will likely need additional funds in the event Shadrack Films discontinues funding our operations. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the marketplace or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations.

Although this Plan of Operation describes our planned use of the net proceeds of our offering at different funding levels, we can offer no assurance that we will raise any funds in the offering.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.    The following Exhibits are filed herein:

      No.         Title

      1.1 Lease Agreement entered into by our parent company, Shadrack Films, dated March 11, 2004*
      31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference from Amendment 6 to the Company's Registration Statement on Form SB-2, filed on April 29, 2004, as amended (Registration No. 333-103072).

2.      Reports on Form 8-K filed:  None.
                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 21, 2004                    The Children's Internet, Inc.


                                       /S/ SHOLEH HAMEDANI
				       --------------------
                                       By: Sholeh Hamedani
                                       Its: President, Chief Executive Officer,
                                       and Chief Financial Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)