Form 10QSB
period 2004-06-30
CHILDRENS INTERNET INC
filed 2004-08-16
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission File Number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        20-1290331
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)

            5000 Hopyard Rd., Suite 320, Pleasanton, California 94588
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (925) 737-0144
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2004, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                          THE CHILDREN'S INTERNET, INC

                                      INDEX


                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION                                               1

Item 1.  Financial Statements (Unaudited)                                    1

         Unaudited Condensed Balance Sheet -June 30, 2004                    1

         Unaudited Condensed Statements of Operations - For the six
         months ended June 30, 2004 and 2003, and the period from
         inception to June 30, 2004                                          2

         Unaudited Condensed Statements of Stockholders' Deficit -
         For the six months ended June 30, 2004 and the period
         from inception to June 30, 2004                                     3

         Unaudited Condensed Statements of Cash Flow - For the
         six months ended June 30, 2004 and 2003, and the period
         from inception to June 30, 2004                                     4

         Notes to Unaudited Condensed Financial Statements                   5

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Plan of Operation                                    7

Item 3.  Controls and Procedures                                             18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18
Item 2.  Changes in Securities      and Use of Proceeds                      18
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Information                                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                   20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET

                                                                      June 30,
                                                                        2004
                                     ASSETS
Current Assets Prepaid Rent                                             $ 4,000
                                                                     -----------
                                     Total Current Assets                 4,000
                                                                     -----------

Deposit and Prepaid Rent net of Current Portion                           7,000

                                                                     -----------
TOTAL ASSETS                                                           $ 11,000
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable and Accrued Expenses                                  $ 71,000
Due to Parent Company                                                   307,000
                                                                     -----------
                                     Total Current Liabilities          378,000
                                                                     -----------

                                                                        378,000
                                                                     -----------


STOCKHOLDERS' DEFICIT

         Preferred Stock, $0.001 par value; 10,000,000 shares                 -
          authorized; zero shares issued and outstanding.
         Common stock, $0.001 par value; 75,000,000 shares                2,000
         authorized; 2,287,755 shares issued and outstanding
         Additional paid-in capital                                     663,000
         Deficit accumulated during the development stage            (1,032,000)
                                                                     -----------
TOTAL STOCKHOLDERS' DEFICIT                                            (367,000)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 11,000
                                                                     ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                                                    For the Period
                                                                                                                    --------------
                                                                                                                     September 25,
                                                                                                                    -------------
                                                                                                                    1996 (inception)
                                                                                                                    ----------------
                                            For The Three Months Ended June 30,   For The Six Months Ended June 30,  to June 30,
                                            -----------------------------------------------------------------------  -----------
                                                  2004           2003               2004           2003                2004
                                              -----------    -----------        -----------    -----------           -----------
REVENUE                                       $        --    $        --        $        --    $        --           $        --

General Selling and Administrative Expenses        84,000        113,000            189,000        236,000            (1,068,000)

                                              -----------    -----------        -----------    -----------           -----------
Operating Loss before provision for income        (84,000)      (113,000)          (189,000)      (236,000)           (1,068,000)

Other Income--Gain from forgiveness of rent            --             --             36,000             --                36,000

Provision for Income taxes                             --             --                 --             --                    --

                                              -----------    -----------        -----------    -----------           -----------
NET LOSS                                      $   (84,000)   $  (113,000)       $  (153,000)   $  (236,000)          $(1,032,000)
                                              ===========    ===========        ===========    ===========           ===========

Net Loss per Common Share
          - basic and diluted                 $     (0.04)   $     (0.05)       $     (0.07)   $     (0.10)          $     (0.72)
                                              ===========    ===========        ===========    ===========           ===========

Weighted Average Number of Common
          Shares Outstanding
          - basic and diluted                   2,287,755      2,287,755          2,287,755      2,287,755             1,426,885
                                              ===========    ===========        ===========    ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                         THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                  UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                    Deficit
                                                                                                   Accumulated
                                                             Common Stock            Additional    During the
                                                       --------------------------      Paid-In     Development   Stockholders'
                                                          Shares        Amount         Capital        Stage         Deficit
                                                       -----------    -----------    -----------   -----------   -------------
Balance, September 25, 1996                                   --      $      --      $      --     $      --      $      --

Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                                      1,121,000          1,000          4,000          --            6,000

Net Loss                                                    (6,000)        (6,000)
                                                       -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1996                               1,121,000          1,000          4,000        (6,000)          --

Net Loss                                                      --             --             --            --             --

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1997                               1,121,000          1,000          4,000        (6,000)          --

Net Loss                                                      --             --             --            --             --

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1998                               1,121,000          1,000          4,000        (6,000)          --

Net Loss                                                      --             --             --            --             --

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1999                               1,121,000          1,000          4,000        (6,000)          --

Net Loss                                                      --             --             --          (3,000)        (3,000)
Expenses paid by former office on behalf of company          3,000          3,000

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2000                               1,121,000          1,000          7,000        (9,000)          --

Net Loss                                                      --             --             --            --             --

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2001                               1,121,000          1,000          7,000        (9,000)          --

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                                     1,166,755          1,000        149,000                      150,000

Expenses paid by former officer on behalf of company                                       2,000                        2,000

Services performed as capital contribution                 125,000        125,000
Net Loss                                                      --             --             --        (392,000)      (392,000)

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2002                               2,287,755          2,000        283,000      (401,000)      (116,000)

Services performed as capital contribution                                               290,000                      290,000
Net Loss                                                      --             --             --        (478,000)      (478,000)

                                                       -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2003                               2,287,755          2,000        573,000      (879,000)      (304,000)

Services performed as capital contribution                                                90,000                       90,000
Net Loss                                                                                              (153,000)      (153,000)

                                                       -----------    -----------    -----------   -----------    -----------
Balance, June 30, 2004                                   2,287,755    $     2,000    $   663,000   $(1,032,000)   $  (367,000)
                                                       ===========    ===========    ===========   ===========    ===========

    The accompanying notes are an integral part of the financial statements

                          THE CHILDREN'S INTERNET, INC.
                         (Formerly D.W.C. Installations)
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                              For the Period
                                                                                                               September 25,
                                                                                 For The Six Months Ended    1996 (inception)
                                                                                         June 30,               to March 31,
                                                                                 --------------------------- ----------------
                                                                                     2004           2003          2004
                                                                                     ----           ----          ----

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                                         $  (153,000)   $  (236,000)   $(1,032,000)

Adjustments to reconcile net loss to net cash used in operating activities:

            Services performed as capital contribution                                90,000        150,000        504,000
            Expenses paid by former officer on behalf of company                       5,000
            Increase in Assets
                                     Current and non-current prepaid rent            (11,000)                      (11,000)
            Increase in liabilities
                                     Accounts payable and accrued expenses           (28,000)        10,000         71,000
                                     Due to Parent Company                           102,000         76,000        307,000
                                                                                 -----------    -----------    -----------

Net cash used in operating activities                                                   --             --         (156,000)
                                                                                 -----------    -----------    -----------


CASH PROVIDED BY FINANCING ACTIVITIES:
            Issuance of common stock                                                                               156,000
                                                                                 -----------    -----------    -----------

Net cash provided by financing activities                                               --             --          156,000
                                                                                 -----------    -----------    -----------


Net change in cash and cash equivalents                                                 --             --             --

Cash and cash equivalents - beginning of period                                         --             --             --

                                                                                 -----------    -----------    -----------
Cash and cash equivalents - end of period                                        $      --      $      --      $      --
                                                                                 ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2004


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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's principal office is leased by the Parent Company, Shadrack Films, Inc. The Parent Company pays for and provides the office space utilized by the Company as well as pays for the Company's telecommunications and utility costs. The Company has agreed to reimburse the Parent Company for these costs and any other direct costs paid on its behalf. As of June 30, 2004, the Company had accrued a payable due to the Parent Company of approximately $307,000 for such costs.

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

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani provided services to the Company at a fair market value of $90,000 during the six months ended June 30, 2004 and will not seek payment for the services provided.

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

NOTE 4 - GAIN FROM FORGIVENESS OF RENT

On February 13, 2004 the Company received notice that their landlord, Hill Physicians Medical Group, Inc. had filed an unlawful detainer action against the Company on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. On February 19, 2004 the Company signed a Mutual Settlement Agreement and Release. The effect of the release has been reflected in the operating statements as a gain from forgiveness of rent for the six months ended June 30, 2004 in the approximate amount of $36,000.

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

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through June 30, 2004 and for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 were derived from our financial statements and notes thereto included in this report which are unaudited. The difference between the periods was primarily due to the forgiveness of rent. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related footnotes.

---------------------------------------------- ---------------------- ----------------------- -----------------------
                                                                                                For the period from
                                                                                                September 25, 1996
                                                For the six months      For the six months     (inception) through
                                                ended June 30, 2004    ended June 30, 2003        June 30, 2004
---------------------------------------------- ---------------------- ----------------------- -----------------------
Statement of Operations Data (Unaudited)
---------------------------------------------- ---------------------- ----------------------- -----------------------
Net sales                                                -                      -
---------------------------------------------- ---------------------- ----------------------- -----------------------
Operating expenses:                                   189,000                236,000                1,068,000
---------------------------------------------- ---------------------- ----------------------- -----------------------
Operating loss                                       (189,000)              (236,000)              (1,068,000)
---------------------------------------------- ---------------------- ----------------------- -----------------------
Net Loss                                             (153,000)              (236,000)              (1,032,000)
---------------------------------------------- ---------------------- ----------------------- -----------------------


------------------------------------------------------- --------------------------------------------------------
                                                                          As of June 30, 2004
------------------------------------------------------- --------------------------------------------------------
Balance Sheet Data: (Unaudited)
------------------------------------------------------- --------------------------------------------------------
Total assets                                                                     11,000
------------------------------------------------------- --------------------------------------------------------
Current liabilities                                                             378,000
------------------------------------------------------- --------------------------------------------------------
Total stockholders' deficit                                                    (367,000)
------------------------------------------------------- --------------------------------------------------------

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

Through a wholesale sales & marketing agreement with Two Dog Net, Inc. ("Two Dog Net"), we are the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet(R). We plan to introduce this Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net and is ready to air. We intend to utilize the infomercial to introduce The Children's Internet(R) service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test in the fourth quarter of 2004. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter.

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

As of June 30, 2004, we had an accumulated total net loss of approximately $1,032,000. Of this amount, approximately $505,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages as contributed capital, since these individuals did not charge the Company), $370,000 represents professional fees such as legal and accounting expenses, and the balance of $157,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack Films, has funded all of our expended costs.

Currently, we do not have any cash on hand and are dependent on funding from Shadrack Films for our current operations and for providing office space and utilities that, for the six months ended June 30, 2004, averaged $6,000 per month in operating costs exclusive of professional fees and time donated by employees. The accrued account payable due to Shadrack Films is an open account payable. Currently, the accrued balance of this account is approximately $307,000. Our parent company is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $180,000 in cash to continue our operations for the next twelve months.

Our registration statement filed with the Securities and Exchange Commission ("SEC") was declared effective on May 5, 2004. This registration statement registers 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering. We have not raised any funds in this offering yet and can offer no assurance that any shares will be sold. If we raise the maximum offering of $8,000,000, our working capital needs, including expansion of marketing and technical operations, will be met for approximately 24 months without regard to any subscription revenue. We do not currently have any arrangements for alternative financing in the event that we raise less then the maximum offering. Where practicable, we plan to contract with third party companies to market The Children's Internet(R) Service as well as to provide administrative support services such as billing and level one technical support. We have already entered into two agreements with Infolink Communications, Ltd., a third party company, for the marketing of our service. However, there is no assurance that we will be able to enter into additional arrangements for marketing and administrative support services.

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

At this level of funding, we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

      o Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CDs with packaging.

      o Approximately $10,000 to re-edit and update the infomercial with new testimonials and to create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

      o Approximately $70,000 to conduct a television media test to assess consumer response, test various price points and to fine-tune the media plan prior to "rolling-out" or launching the media schedule.

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

Technical operations' costs at the 10% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $41,000. plus license fees paid to Two Dog Net and for technical support based upon subscribers. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. Although we owe our parent company, Shadrack Films, approximately $307,000 in accrued costs for expenses incurred in the past, we do not plan to repay this amount in the first twelve months at the 10% level of funding.

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

At this level of funding, we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

      o Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CDs with packaging.

      o Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

      o Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

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

Technical operations' costs at the 25% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $83,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. We further anticipate spending at this level an additional $160,000 for the development of new web pages of The Children's Internet(R) daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $7,000 per month and other contingent costs of $900 per month. Although we owe our parent company, Shadrack Films, approximately $307,000 in accrued costs for expenses incurred in the past, we do not plan to repay this amount in the first twelve months at the 25% level of funding.

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

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

      o Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CDs with packaging.

      o Approximately $10,000 to re-edit and update the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

      o Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

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

Technical operations' costs at the 50% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $103,000 plus license fees paid to Two Dog Net and for technical support based upon subscribers. We further anticipate spending at this level an additional $510,000 for the development of new web pages of The Children's Internet(R) daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $26,000 per month and other contingent costs of $3,000 per month. We owe our parent company, Shadrack Films, approximately $307,000 in accrued costs for expenses incurred in the past. At the 50% level of funding, we plan to repay this amount in the first twelve months.

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

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

      o Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CDs with packaging.

      o Approximately $10,000 to update and re-edit the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

      o Approximately $70,000 to conduct a media test to assess consumer response, test various price points and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

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

Technical operations' costs at the 75% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $118,000 plus license fees paid to Two Dog Net for technical support based upon subscribers. We further anticipate spending at this level an additional $800,000 for the development of new web pages of The Children's Internet(R) daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $42,000 per month and other contingent costs of $3,000 per month. We owe our parent, Shadrack Films, company approximately $307,000 in accrued costs for expenses incurred in the past. At the 75% level of funding, we plan to repay this amount.

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

At this level of funding we plan to expend approximately $90,000 in marketing funds in the initial 90 days as follows:

      o Approximately $10,000 for creating, printing and duplicating collateral marketing materials including sales brochures and The Children's Internet(R) installation CDs with packaging.

      o Approximately $10,000 to update and re-edit the infomercial with new testimonials and create additional versions of the infomercial with different price points and special free trial offers based on consumer feedback from the media test.

      o Approximately $70,000 to conduct a media test to assess consumer response, test various price points, and to fine tune the media plan prior to "rolling-out" or launching the media schedule.

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

Technical operations' costs at the 100% level of funding include our data center co-location facility and contingent technical reserve costs of approximately $146,000 plus license fees paid to Two Dog Net for technical support based upon subscribers. We further anticipate spending at this level an additional $1,200,000 for the development of new web pages of The Children's Internet(R) daily features like the Fun Facts of the Day, Surveys, Grab Bag and new home room environments to give the child more choices and keep them engaged. Working capital and general corporate purposes at this level of funding are for occupancy costs, telecommunications costs and other office costs, which approximate $5,000 per month. In addition, we would incur personnel costs of approximately $48,000 per month and other contingent costs of $14,000 per month. We owe our parent company, Shadrack Films, approximately $307,000 in accrued costs for expenses incurred in the past. At the 100% level of funding, we plan to repay this amount in the first twelve months.

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

2. Reports on Form 8-K filed:

      On July 30, 2004, the Company filed a Current Report on Form 8-K disclosing that it had changed independent auditors. On August 13, 2004 it filed an amendment to this report.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 16, 2004                  The Children's Internet, Inc.


                                          /S/ SHOLEH HAMEDANI
                                        -----------------------------------
                                        By: Sholeh Hamedani
                                        Its: President, Chief Executive Officer,
                                        and Chief Financial Officer
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)