Form 10QSB
period 2004-09-30
CHILDRENS INTERNET INC
filed 2004-11-15
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission File Number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        20-1290331
            ----------                                    -----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)

            5000 Hopyard Rd., Suite 320, Pleasanton, California 94588
                    (Address of principal executive offices)

                                 (925) 737-0144
                           (Issuer's telephone number)


                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2004, the number of shares of Common Stock issued and outstanding was 2,287,755.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                          THE CHILDREN'S INTERNET, INC

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I - FINANCIAL INFORMATION                                                                   1

Item 1.  Financial Statements (Unaudited)                                                        1

         Unaudited Condensed Balance Sheet -September 30, 2004                                   1
         Unaudited Condensed Statements of Operations - For the nine months ended September 30, 2004 and 2003, and the period from
         inception to September 30, 2004                                                         2

         Unaudited Condensed Statements of Stockholders' Deficit - For the nine months ended September 30, 2004 and the period
         from inception to September 30, 2004                                                    3

         Unaudited Condensed Statements of Cash Flows - For the nine months ended September 30, 2004 and 2003, and the period from
         inception to September 30, 2004                                                         4

         Notes to Unaudited Condensed Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Plan of Operation                                                        7

Item 3.  Controls and Procedures                                                                 10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       10

Item 2.  Changes in Securities and Use of Proceeds                                               11

Item 3.  Defaults Upon Senior Securities                                                         11

Item 4.  Submission of Matters to a Vote of Security Holders                                     11

Item 5.  Other Information                                                                       11

Item 6.  Exhibits and Reports on Form 8-K                                                        11

SIGNATURES                                                                                       12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                    September 30,
                                                                                        2004
                                                                                     -----------
                                     ASSETS
Current Assets Prepaid Rent                                                          $     4,000
                                                                                     -----------
                       Total Current Assets                                                4,000
                                                                                     -----------

Non-Current Prepaid Rent                                                                   7,000
                                                                                     -----------
TOTAL ASSETS                                                                         $    11,000
                                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable and Accrued Expenses                                                $    79,000
Due to Parent Company                                                                    377,000
                                                                                     -----------
                       Total Current Liabilities                                         456,000
                                                                                     -----------

                                                                                         456,000
                                                                                     -----------

STOCKHOLDERS' DEFICIT

              Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
              zero shares issued and outstanding Common stock, $0.001 par value;
              75,000,000 shares authorized;
              2,287,755 shares issued outstanding                                          2,000
              Additional paid-in capital                                                 708,000
              Deficit accumulated during the development stage                        (1,155,000)
                                                                                     -----------
TOTAL STOCKHOLDERS' DEFICIT                                                             (445,000)
                                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $    11,000
                                                                                     ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     For the Period
                                          For The Three Months          For The Nine Months        September 25, 1996
                                          Ended Septemember 30,         Ended September 30,          (inception) to
                                      ---------------------------     ----------------------------    September 30,
                                         2004            2003            2004            2003            2004
                                      -----------     -----------     -----------     -----------     -----------
REVENUE                               $        --     $        --     $        --     $        --     $        --

General Selling and
  Administrative Expenses                 123,000         138,000         312,000         374,000      (1,191,000)
                                      -----------     -----------     -----------     -----------     -----------
Operating Loss                           (123,000)       (138,000)       (312,000)       (374,000)     (1,191,000)

Other Income--Gain from
  Forgiveness of Rent                          --              --          36,000              --          36,000

Provision for Income Taxes                     --              --              --              --              --
                                      -----------     -----------     -----------     -----------     -----------
NET LOSS                              $  (123,000)    $  (138,000)    $  (276,000)    $  (374,000)    $(1,155,000)
                                      ===========     ===========     ===========     ===========     ===========

Net Loss per Common Share
         - basic and diluted          $     (0.05)    $     (0.06)    $     (0.12)    $     (0.16)    $     (0.79)
                                      ===========     ===========     ===========     ===========     ===========

Weighted Average Number of Common
         Shares Outstanding
         - basic and diluted            2,287,755       2,287,755       2,287,755       2,287,755       1,454,129
                                      ===========     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                         THE CHILDREN'S INTERNET, INC.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (Unaudited)


                                                                                                  Accumulated
                                                       Common Stock              Additional         During
                                               ----------------------------       Paid-In       the Development   Stockholders'
                                                  Shares           Amount         Capital           Stage            Deficit
                                               -----------      -----------      -----------     -----------      -----------
Balance, September 25, 1996                             --      $        --      $        --     $        --      $        --

Issuance of common stock
for cash on September 24, 1996
at $0.005 per share                              1,121,000            1,000            4,000              --            6,000

Net Loss                                                                                              (6,000)          (6,000)
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 1996                       1,121,000            1,000            4,000          (6,000)              --

Net Loss                                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 1997                       1,121,000            1,000            4,000          (6,000)              --

Net Loss                                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 1998                       1,121,000            1,000            4,000          (6,000)              --

Net Loss                                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------
Balance, December 31, 1999                       1,121,000            1,000            4,000          (6,000)              --

Net Loss                                                --               --               --          (3,000)          (3,000)
Expenses paid by former
  office on behalf of
  company                                                                              3,000                            3,000
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2000                       1,121,000            1,000            7,000          (9,000)              --

Net Loss                                                --               --               --              --               --
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2001                       1,121,000            1,000            7,000          (9,000)              --

Issuance of common stock
for cash on July 3, 2002
at $0.1286 per share                             1,166,755            1,000          149,000                          150,000

Expenses paid by former
  officer on behalf
  of company                                                                           2,000                            2,000

Services performed as
  capital contribution                                                               125,000                          125,000

Net Loss                                                --               --               --        (392,000)        (392,000)
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2002                       2,287,755            2,000          283,000        (401,000)        (116,000)

Services performed as capital contribution                                           290,000                          290,000

Net Loss                                                --               --               --        (478,000)        (478,000)
                                               -----------      -----------      -----------     -----------      -----------

Balance, December 31, 2003                       2,287,755            2,000          573,000        (879,000)        (304,000)

Services performed as capital contribution                                           135,000                          135,000

Net Loss                                                                                            (276,000)        (276,000)
                                               -----------      -----------      -----------     -----------      -----------
Balance, September 30, 2004                      2,287,755      $     2,000      $   708,000     $(1,155,000)     $  (445,000)
                                               ===========      ===========      ===========     ===========      ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                         (Formerly D.W.C. Installations)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the Period
                                                                   For The Nine Months       September 25, 1996
                                                                    Ended September 30,        (inception) to
                                                               ----------------------------     September 30,
                                                                   2004             2003            2004
                                                               -----------      -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                       $  (276,000)     $  (374,000)     $(1,155,000)

Adjustments to reconcile net loss to net
  cash used in operating activities:
      Services performed as capital contribution                   135,000          225,000          549,000
      Expenses paid by former officer on behalf of company                                             5,000
      Increase in Assets
           Current and non-current prepaid rent                    (11,000)                          (11,000)
      Increase in liabilities
           Accounts payable and accrued expenses                   (20,000)          25,000           79,000
           Due to Parent Company                                   172,000          124,000          377,000
                                                               -----------      -----------      -----------

Net cash used in operating activities                                   --               --         (156,000)
                                                               -----------      -----------      -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Issuance of common stock                                                                       156,000
                                                               -----------      -----------      -----------

Net cash provided by financing activities                               --               --          156,000
                                                               -----------      -----------      -----------

Net change in cash and cash equivalents                                 --               --               --

Cash and cash equivalents - beginning of period                         --               --               --
                                                               -----------      -----------      -----------
Cash and cash equivalents - end of period                      $        --      $        --      $        --
                                                               ===========      ===========      ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. (formerly D.W.C. Installations) ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. purchased 1,166,755 newly issued shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company. Total issued and outstanding shares were increased to 2,287,755 as a result of this sale.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. At present, although the Company has signed contracts establishing revenue sources, the Company has not generated any revenues from these established sources of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through the sale of its securities. (See Note 3 - SB-2 Registration statement)

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's principal office is leased by the parent company, Shadrack Films, Inc. Shadrack Films pays for and provides the office space utilized by the Company as well as pays for the Company's telecommunications and utility costs. The Company has agreed to reimburse Shadrack Films for these costs and any other direct costs paid on its behalf. As of September 30, 2004, the Company had accrued a payable due to Shadrack Films of approximately $377,000 for such costs.

In April 2004, the Company moved to a new office location and the monthly rent approximates $3,600. The Company has Shadrack Film's verbal permission to use this office space, but this permission is revocable at any time without prior notice. These offices are 2,059 square feet and are leased by Shadrack Films from the landlord, Principal Life Insurance Company, an Iowa corporation. From March 22, 2004 until April 30, 2004, Shadrack Films received the office space on a rent-free basis. From month two (May 2004) through thirteen the basic rent per month is $3,603; for months fourteen through twenty-five, the basic rent per month will be $3,706; and for months twenty-six through thirty-seven, the basic rent per month will be $3,809 under a lease agreement that expires on May 1, 2007. Shadrack Films is responsible for making all rent payments to the landlord, but the cost of these rent payments are being added to the balance of the accrued account payable due to Shadrack Films for the expenses that Shadrack Films has been paying on the Company's behalf.

The Company, Shadrack Films and Two Dog Net, Inc. (TDN) are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which owns 51% of the Company's common stock. Ms. Hamedani was President of TDN until August 1, 2002. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani. The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, provided services to the Company at a fair market value of $135,000 during the nine months ended September 30, 2004 and will not seek payment for the services provided through that date.

On June 28, 2002, the Company entered into a Consulting Agreement with Alan Schram. This agreement provides for Alan Schram to provide consulting services to the Company. In return for his services, the agreement entitles Alan Schram to receive 25,000 shares of the Company's common stock at the completion of the agreement's four-month term. The consulting services have been accrued in other expenses. The Company is currently in negotiations with Mr. Schram to settle its obligations under the terms of this agreement. As of the date hereof, these shares have not been issued. Alan Schram is the Company's former President, Secretary, Chief Financial Officer and Director.

NOTE 3 - SB-2 REGISTRATION STATEMENT

On February 10, 2003, the Company filed a Form SB-2 Registration Statement offering for sale up to a maximum of 4,000,000 shares of the Company's common stock directly to the public. The Company received notification from the SEC that their SB-2 Registration Statement No. 333-103072 was declared effective on May 5, 2004. Subsequently, on October 19, 2004, the Company filed a post-effective amendment to the SB-2 Registration Statement to deregister the 4,000,000 shares. (See Note 6 - Subsequent Events)

NOTE 4 - GAIN FROM FORGIVENESS OF RENT

On February 13, 2004, the Company received notice that their landlord, Hill Physicians Medical Group, Inc., had filed an unlawful detainer action against the Company on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. On February 19, 2004, the Company signed a Mutual Settlement Agreement and Release. The effect of the release has been reflected in the operating statements as a gain from forgiveness of rent for the nine months ended September 30, 2004 in the approximate amount of $36,000.

NOTE 5 - ARBITRATION PROCEEDING

On September 30, 2004 the Company received a demand for arbitration from its former auditor, Stonefield Josephson, relating to the collection of approximately $21,700 in fees allegedly owed by the Company for accounting services which are disputed by the Company. The parties are currently in discussions to settle the matter and the Company has filed a request to continue the arbitration and to respond to the demand by November 21, 2004.

NOTE 6 - SUBSEQUENT EVENTS

On October 19, 2004, the Company filed a post-effective amendment to the SB-2 Registration Statement to deregister the 4,000,000 shares of common stock it intended to sell to the public through a direct public offering. The post-effective amendment was declared effective by the SEC on October 25, 2004.


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

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through September 30, 2004 and for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 were derived from our financial statements and notes thereto included in this report which are unaudited. The difference between the periods was partly due to the forgiveness of rent. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related notes to the financial statements.

---------------------------------------------- ---------------------- ----------------------- -----------------------
                                                                                               For the period from
                                                                                                September 25, 1996
                                                For the nine months     For the nine months    (inception) through
                                                   September 30,           September 30,           September 30,
                                                       2004                    2003                    2004
---------------------------------------------- ---------------------- ----------------------- -----------------------
Statement of Operations Data
---------------------------------------------- ---------------------- ----------------------- -----------------------
Net sales                                                -                      -
---------------------------------------------- ---------------------- ----------------------- -----------------------
Operating expenses:                                   312,000                374,000                1,191,000
---------------------------------------------- ---------------------- ----------------------- -----------------------
Operating loss                                       (312,000)              (374,000)              (1,191,000)
---------------------------------------------- ---------------------- ----------------------- -----------------------
Net Loss                                             (276,000)              (374,000)              (1,155,000)
---------------------------------------------- ---------------------- ----------------------- -----------------------

------------------------------------------------------- --------------------------------------------------------
                                                                       As of September 30, 2004
------------------------------------------------------- --------------------------------------------------------
Balance Sheet Data:
------------------------------------------------------- --------------------------------------------------------
Total assets                                                                     11,000
------------------------------------------------------- --------------------------------------------------------
Current liabilities                                                             456,000
------------------------------------------------------- --------------------------------------------------------
Total stockholders' deficit                                                    (445,000)
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

Through a wholesale sales and marketing agreement with Two Dog Net, Inc. ("Two Dog Net"), we are the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet(R). We plan to introduce this

Internet service designed specifically for children that allows them to have completely safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period by Two Dog Net and is ready to air. We intend to utilize the infomercial to introduce The Children's Internet(R) service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test in the fourth quarter of 2004. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter.

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

As of September 30, 2004, we had an accumulated total net loss of approximately $1,155,000. Of this amount, approximately $549,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages as contributed capital, since these individuals did not charge the Company), $402,000 represents professional fees such as legal and accounting expenses, and the balance of $204,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack Films, has funded all of our expended costs.

Currently, we do not have any cash on hand and are dependent on funding from Shadrack Films for our current operations and for providing office space and utilities that, for the nine months ended September 30, 2004, averaged $9,000 per month in operating costs exclusive of professional fees and time donated by employees. The accrued account payable due to Shadrack Films is an open account payable. Currently, the accrued balance of this account is approximately $377,000. Our parent company is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $180,000 in cash to continue our operations for the next twelve months.

Our registration statement filed with the Securities and Exchange Commission ("SEC") was declared effective on May 5, 2004. This registration statement registered 4,000,000 shares of our common stock to be sold by us at a price of $2.00 per share in a direct public offering. We did not raise any funds in this offering. We determined not to proceed with this offering and on October 19, 2004, we filed a post-effective amendment to the registration statement to deregister all 4,000,000 shares. On October 25, 2004, the post-effective amendment was declared effective by the SEC and only the 4,000,000 shares registered by us were deregistered. We do not currently have any arrangements for alternative financing.

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

Need for Additional Funds

We will need additional funds in the event Shadrack Films discontinues funding our operations. We would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the marketplace or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 30, 2004, the Company received a demand for arbitration from its former auditor, Stonefield Josephson, relating to the collection of approximately $21,700 in fees allegedly owed by the Company for accounting services which is disputed by the Company. The parties are currently in discussions to settle the matter and the Company has filed a request to continue the arbitration and to respond to the demand by November 21, 2004. The Company disputes the amount of the claim and will proceed with the arbitration if the matter cannot be satisfactorily settled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 5, 2004, the SEC declared our SB-2 registration statement effective. We did not sell any of the 4,000,000 shares of common stock registered by us in the SB-2 registration statement. On October 19, 2004, we filed a post-effective amendment to the SB-2 registration statement to deregister only the 4,000,000 shares registered by us for sale to the public in a direct public offering. On October 25, 2004, the SEC declared the post-effective amendment effective and the 4,000,000 shares were deregistered. None of the 1,118,500 shares registered on behalf of the selling stockholders were deregistered by the post-effective amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.    The following Exhibits are filed herein:

         No.         Title
         ---         -----

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


DATED: November 15, 2004           The Children's Internet, Inc.


                                   /S/ SHOLEH HAMEDANI
                                   ----------------------------------
                                   By: Sholeh Hamedani
                                   Its: President, Chief Executive Officer, and
                                        Chief Financial Officer
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)