Form 10KSB
period 2004-12-31
CHILDRENS INTERNET INC
filed 2005-06-09
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
           (Name of Small Business Issuer as specific in its Charter)

                 Nevada                                          20-1290331
                 ------                                          ----------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

5000 Hopyard Rd, Suite 320 Pleasanton, CA                           94588
-----------------------------------------                           -----
       (Address of Principal Executive Offices)                  (Zip Code)

         Issuer's telephone number, including area code: (925) 737-0144
                                                         --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __

As of December 31, 2004, the aggregate market value of the Company's common stock held by non-affiliates call persons other than executive officers, directors and holders of 10% or more of the Company's common stock was not determinable.

For the fiscal year ended December 31, 2004, the Company's revenue was $0.00.

As of March 31, 2005 there were 26,578,138 post-split shares of the Company's common stock outstanding.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I

ITEM 1   DESCRIPTION OF BUSINESS..................................................................................1

ITEM 2   DESCRIPTION OF PROPERTY..................................................................................6

ITEM 3   LEGAL PROCEEDINGS........................................................................................6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................7

PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS......................................................................................7

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATIONS.........................................................................8

ITEM 7   FINANCIAL STATEMENTS....................................................................................12

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................12

ITEM 8A  CONTROLS AND PROCEDURES.................................................................................12

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS; COMPLIANCE
         WITH SECTION 16(A) OF THE EXCHANGE ACT..................................................................14

ITEM 10  EXECUTIVE COMPENSATION..................................................................................16

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................18

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................18

PART IV

ITEM 13  EXHIBITS  ..............................................................................................20

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................................20

SIGNATURES ......................................................................................................22

PART I

ALL SHARE AMOUNTS REFLECT THE COMPANY'S 2:1 FORWARD SPLIT OF ITS ISSUED AND OUTSTANDING SHARES OF COMMON STOCK EFFECTIVE ON MARCH 11, 2005 UNLESS OTHERWISE INDICATED.

Forward-Looking Statements

Certain portions of this Annual Report on Form 10-KSB contain "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of The Children's Internet, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements, including that the Company's lack of revenue is not necessarily indicative of its future revenue levels or future financial performance. The Company's future operating results are dependent upon many factors, including but not limited to: (i) whether the Company is able to obtain sufficient funding to fund its operations and business; (ii) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business;
(iii) competitive factors and developments in the industry in which the Company competes; (iv) intellectual property protection; and (v) any economic conditions that would negatively affect the Company's business and expansion plans.

ITEM 1.       DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations, Inc. We changed our name to The Children's Internet, Inc. on
December 27, 2002. We are a development stage company and currently have no revenues, only minimal assets, and have incurred losses since our inception.

On July 3, 2002, Shadrack Films, Inc. ("Shadrack") purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company. Our President, Chief Executive Officer and one of our directors, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack.

On September 10, 2002, we entered into a License Agreement with Two Dog Net, Inc. ("Two Dog Net") for an exclusive worldwide license to market and sell The Children's Internet(R) service. We were required to pay Two Dog Net a monthly royalty payment of 7% of net sales of The Children's Internet(R) product. We acquired the license for $2,000,000 required to be paid no later than September 10, 2004.

This original agreement did not reflect the true intent of the parties and on March 3, 2003, we replaced the License Agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. This Wholesale Sales and Marketing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children's Internet(R) service and wholesale dial-up Internet service of Two Dog Net. We agreed to pay Two Dog Net a per user charge of $3.00 per month for each user accessing The Children's Internet(R) service. The Wholesale Sales & Marketing Agreement has a term of five years and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term. We are moving ahead with marketing The Children's Internet(R) but have no plans to offer dial-up services, as allowed by our agreement with Two Dog Net. In February 2005 we amended the Wholesale Sales & Marketing Agreement reducing the per user charge from $3.00 to $1.00. In consideration for this decrease, on February 15, 2005, the Company granted Two Dog Net, or its designees an option (the "Option") to acquire up to 18,000,000 post-split shares of our restricted common stock at a price of $0.07 per share, exercisable in whole or in part at any time for five years from the date of grant. The Option also provides for "piggy back' registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

Our President, Chief Executive Officer, and one of our directors, Sholeh Hamedani, was President of Two Dog Net until August 1, 2002. Ms. Hamedani, a co-founder, also owns approximately 10% of the total outstanding shares of common stock of Two Dog Net. Ms. Hamedani's father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net. See "Certain Relationships and Related Transactions."

Principal products or services and their markets

The Children's Internet(R) offers access to pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super portals to learning activities and educational resources all within, a protected online environment. We believe that the proprietary, patent-pending security software, Safe Zone Technology(R), offers security against Internet predators and Internet content that is inappropriate for children. The target market for The Children's Internet(R) is the 48 million children on-line in 2002 (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002), as well as America's schools, which are connected to the Internet. The rate of general Internet use in the United States is expected to grow by 2 million new users per month. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002.) Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002) Surveys tell us that 85% of all parents with children under 11 years of age have expressed concern for their child's safety on the Internet by overseeing each and every click and 45% of all parents feel the Internet is critical for educational purposes. (Greenfield Online, Inc. April 1999)

Competition

In the past four years, competition has significantly declined as many providers have gone out of business. However, the market for Internet products and services is still highly competitive and there is no substantial barrier to entry in these markets. Although we currently believe that the diverse segments of the Internet market provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

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

Sources and availability of raw materials and principal suppliers

We currently offer one product, The Children's Internet(R) service, through our agreement with Two Dog Net. Because our plan is to initially focus on establishing a base of subscribers to the primary service, we do not have plans to offer dial-up Internet service as allowed by our agreement with Two Dog Net for at least the next twelve months. Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for any revenues. If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do. In such an event, we could be forced to cease operations entirely.

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

Dependence on one or a few major customers

We currently do not have any customers.

Intellectual property

Our success is dependent on the proprietary technology from Two Dog Net, that we market and sell. Two Dog Net owns the proprietary technology underlying The Children's Internet(R) service. We do not have any patents, pending or otherwise. Following is a list of the intellectual property we have the exclusive rights to use from Two Dog Net:

      o     "The Children's Internet(R)" registered trademark;

      o     "Safe Zone Technology(R)" registered trademark;

      o     The Safe Zone Technology(R) software patent application pending; and

      o     "Two Dog Net(TM)" trademark.

"Children's Internet" is a service mark of Two Dog Net and was registered with the U.S. Patent and Trademark Office on October 9, 2001 as Registration Number Serial Number 75378450. We do not hold any registered service marks or trademarks.

Two Dog Net filed U.S. Patent Application No. 08/971,447 for the Safe Zone Technology(R) software on or about December 1, 1997 and, on or about November 20, 2000, filed a continuation application. They have advised us that there is no assurance that the patent will ever be issued and that the patent application process may continue through the year 2005.

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

Over the course of the past seven years, Two Dog Net has been focused on the development of Safe Zone Technology(R), The Children's Internet(R), and the creation of unique user interfaces and feature functionality for The Children's Internet(R). In the future, in association with Two Dog Net, we will explore ways to leverage our current knowledge on compatible product enhancements. For example, some of the development may focus on interactive learning systems, a parent's portal, multiple participant interactive games for children, a companion product to The Children's Internet(R) aimed at the teen market, and on-line books.

We will only begin development of new products after we have successfully launched The Children's Internet(R) and feel comfortable that the research and development effort will not dilute our focus and resources from the success of The Children's Internet(R).

Staff and Consultants

We currently have five individuals serving as our key staff: Sholeh Hamedani, Roaya Hamedani, Jamshid Ghosseiri Tyler Wheeler and John Heinke. Four of these are full-time staff: Sholeh Hamedani, Roaya Hamedani, John Heinke and Tyler Wheeler. In September 2004, our Parent Company, Shadrack retained John Heinke to serve as our full-time controller. We anticipate hiring additional staff during calendar year 2005. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements.

On February 25, 2005 we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., a California corporation (herein referred to as "Consultant") for a term commencing February 25, 2005 and ending twelve months thereafter. Consultant is to represent the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and to consult with management.

For undertaking this engagement the Company agreed to issue to the Consultant a "Commencement Bonus" payable in the form of 200,000 restricted shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Consultant will pay for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month, never less than $1,500 per month.

ITEM 2. DESCRIPTION OF PROPERTY

Our parent company, Shadrack, has agreed to allow us to operate from its offices located at 5000 Hopyard Rd., Suite 320, Pleasanton, CA 94588 under a verbal lease revocable at any time without prior notice. These offices are 2,059 square feet and are leased by Shadrack from Principal Life Insurance Company, an Iowa corporation. From March 22, 2004 until April 30, 2004, we occupied the office space on a rent-free basis. From month two (May 2004) through 13 the basic rent per month is $3,603, for months 14 through 25 the basic rent per month is $3,706 and for months 26 through 37 the basic rent per month is $3,809 under a lease agreement that expires on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

On November 24, 2004 Oswald & Yap, A Professional Corporation ("O & Y") filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. The complaint includes causes of action for breach of contract, account stated, and quantum merit. The contract sued upon contains an attorney's fees clause that would entitle the prevailing party on the claim to an award of reasonable attorney's fees as determined by the court. The Company disputes the amounts alleged owed, alleging that some payments have not been credited by O&Y and that O&Y's services were otherwise unsatisfactory. O&Y has submitted an Offer to Compromise for a $15,000 payment by the Company to O&Y in exchange for mutual releases that the Company has taken under consideration.

The Company has cross-claimed against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in defending the cross-claim, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel.

The Company perceives a contingent asset with respect to the cross-claim filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by TCI against O&Y, the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that TCI could immediately raise capital on the relevant markets and that in advising TCI through the purchase, O&Y failed to properly advise TCI as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, TCI alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. At this stage of the litigation, we believe recovery is probable but any amount certain is not calculable as of this date.

The Company perceives a contingent liability in connection with the Stock Purchase Agreement executed on October 11, 2002, between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company's [D.W.C. Installations, Inc., a Nevada Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders' efforts to collect the amounts allegedly due.

On September 30, 2004 the Company received a demand for arbitration from its former auditor, Stonefield Josephson, relating to the collection of approximately $21,700 in fees allegedly owed by the Company for accounting services which were disputed by the Company. The parties settled their dispute and on November 30, 2004 entered into a Settlement Agreement and Mutual General Release, which was executed on December 10, 2004. Pursuant to the Settlement Agreement the Company agreed to pay Stonefield Josephson the sum of $15,500 in two installments. The first installment of $7,750 was paid on January 18, 2005 and the second and final installment of $7,750 was paid on March 4, 2005.

On February 13, 2004 Shadrack received notice that their landlord, Hill Physicians Medical Group, Inc. had filed an unlawful detainer action against the Company on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. On February 19, 2004 the Company signed a Mutual Settlement Agreement and Release. The effect of the release has been reflected in the operating statements as a decrease in rent expense for the years ended December 31, 2003 and 2002 in the amounts of $32,059 and $4,276, respectively.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS.

The Company's common stock was approved for trading in the OTC Bulletin Board on December 23, 2004 under the trading symbol CITC:OB. Actual trading of our shares began on February 23, 2005. The following are the approximate high and low closing bid quotations on the OTC Bulletin Board for the first quarterly period of trading:

Period                                        High Closing Bid                   Low Closing Bid
------                                        ----------------                   ---------------
1st Quarter 2005                              $6.35                                       $1.75

April 1 - May 31                              $8.40                                       $1.65

Holders

As of March 31, 2005 there were approximately 230 shareholders of record. The Company's transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Shares Issued During Fiscal 2004

The Company did not issue any shares during the 2004 fiscal year.

In October 2002, the Company entered into an agreement with five shareholders, none of whom are shareholders of either Shadrack or Two Dog Net, which provided that, in consideration for the agreement of these shareholders to exchange their freely tradable shares in the aggregate of 1,118,500 in exchange for restricted common stock the Company agreed to issue each such shareholder or their designee four shares of restricted common stock for every one freely tradable share owned, or an aggregate of 4,474,000 pre-split shares as a debt financing fee. The agreement and the agreed upon issuance of 4,474,000 shares was not accounted for in the Company's financial statements for any effected interim period or fiscal year nor was the agreement disclosed by the Company in previous filings with the SEC or included as an exhibit to any such filings as a result of an error of omission. Nevertheless, the obligation of the Company to issue these shares accrued in fiscal year 2002. As a result of the Company's forward 2:1 stock split of March 2005 the number of shares owed, without restrictive legend in accordance with Rule 144(k) of the Securities Act of 1933, as amended, is 8,948,00 post-split shares.

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

Selected Financial Data

The following selected statement of operations data for the period from September 25, 1996, the date of our inception, through December 31, 2004 and for the fiscal year ended December 31, 2004 were derived from our financial statements and notes thereto included in this annual report which are audited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our audited financial statements, including the related footnotes.

------------------------------------------------------- ---------------------------- ---------------------------
                                                                                        For the period from
                                                               For the year              September 25, 1996
                                                            ended December 31,          (inception) through
                                                                   2004                  December 31, 2004
------------------------------------------------------- ---------------------------- ---------------------------
Statement of Operations Data
------------------------------------------------------- ---------------------------- ---------------------------
Net sales                                                                       --                          --
------------------------------------------------------- ---------------------------- ---------------------------
Operating expenses                                                        $379,979                  $1,802,934
------------------------------------------------------- ---------------------------- ---------------------------
Operating loss                                                            (379,979)                 (1,802,934)
------------------------------------------------------- ---------------------------- ---------------------------
Net Loss                                                                 ($380,779)                ($1,805,334)
------------------------------------------------------- ---------------------------- ---------------------------

                                                                        As of December 31, 2004
------------------------------------------------------- --------------------------------------------------------
Balance Sheet Data:
------------------------------------------------------- --------------------------------------------------------
Total assets                                                                                                $0
------------------------------------------------------- --------------------------------------------------------
Current liabilities                                                                                    474,373
------------------------------------------------------- --------------------------------------------------------
Long-Term Liabilities                                                                                       $0
------------------------------------------------------- --------------------------------------------------------
Total stockholders' deficit                                                                          ($474,373)
------------------------------------------------------- --------------------------------------------------------

Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this Report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children's Internet(R) service. However, because this agreement did not reflect the intent of the parties, we replaced the royalty and license agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet(R). We further amended this agreement in February 2005 to decrease the per user fee from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post split shares of the Company's restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have "piggy back" registration rights for a period of one year following any exercise of the option.

We plan to introduce The Children's Internet(R) service designed specifically for children 3-14 years of age that allows them to have completely safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net and is ready to air. We intend to utilize the infomercial to introduce The Children's Internet(R) service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test in the fourth quarter of 2005. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter and be the basis for the ongoing infomercial media schedule for 2005 and 2006.

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold then 2,237,000 post-split shares of our common stock to various purchasers, two of whom are related parties to our management, Nasser Hamedani, Sholeh Hamedani's father, and Soraiya Hamedani, Sholeh Hamedani's sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and a Director. Some of these purchasers resold their shares to unrelated third parties. The proceeds received by the purchasers from the stock sales was loaned to Two Dog Net who, in turn, loaned a portion of the proceeds to Shadrack, our parent company, to finance our initial operations. These amounts are reflected on the financial statements as "Due to Parent Company". Our President, Chief Executive Officer, and one of our directors, Sholeh Hamedani, is the sole shareholder of our parent company, Shadrack.

Pursuant to the Stock Purchase Agreement dated October 11, 2002, the Company entered into a subsequent agreement with five shareholders, none of whom was an affiliate of the Company, to issue four shares of its restricted common stock in exchange for every one freely tradable share owned by the five shareholders as a debt financing fee. None of the 8,948,000 post-split shares were ever issued by the Company, accounted for in its financial statements or disclosed in filings previously made with the SEC. See "Item 5-Market for the Registrant's Common Equity and Related Stockholder Matters - Shares Issued During Fiscal 2004."

As of December 31, 2004, we had net loss from inception of approximately $1,805,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $417,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee and the balance of $218,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that, for the year ended December 31, 2004 averaged $9,300 per month in operating costs, exclusive of professional fees and time donated by employees. At February 15, 2005, the amount due Shadrack was approximately $457,000. Shadrack is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $220,000 in cash to continue our operations for the next twelve months. On February 15, 2005, the Company's Board of Directors authorized the conversion of all debt owed to Shadrack of approximately $457,000 into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per share.

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

On February 25, 2005 we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., a California corporation (herein referred to as "Consultant") for a term commencing February 25, 2005 and ending twelve months thereafter. Consultant is to represent the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and to consult with management.

For undertaking this engagement the Company agreed to issue to the Consultant a "Commencement Bonus" payable in the form of 200,000 restricted shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Consultant will pay for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month, never less than $1,500 per month.

On May 5, 2004, our registration statement on Form SB-2 ("SB-2") was declared effective by the SEC. The SB-2 registered 2,237,000 post-split shares for resale by our selling shareholders and an additional 8,000,000 post-split shares were registered for public sale directly by us. We had planned on using the proceeds, if any, from the sale of the shares registered for sale by us to fund the Company's business plans and operations. However, management determined to de-register the 8,000,000 post-split shares and on October 19, 2004 we filed a post-effective amendment to the SB-2 which was declared effective by the SEC on October 25, 2004. As a result, we did not realize any of the anticipated funding we may have received from the sale of these shares. Since such time, we have not had any financing except from loans received from Shadrack.

Need for Additional Funds

Since our anticipated offering of shares to the public was terminated, we have relied exclusively on loans from Shadrack to fund all of our expenses. There is no assurance that Shadrack will be able or willing to continue such funding indefinitely. We will be required to obtain additional funds through private placements of our debt or equity securities or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 7.   FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective July 16, 2004, the Company's Board of Directors dismissed Stonefield Josephson, Inc. ("Stonefield") as its independent auditor for the fiscal year ended December 31, 2004 and approved the engagement of Marc Lumer & Company, Certified Public Accountants ("Lumer") as Stonefield's replacement. The decision to change auditors was approved by the Company's Board of Directors.

For the last two fiscal years, Stonefield's reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2002 and December 31, 2003, and the subsequent interim period through July 16, 2004, there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield would have caused Stonefield to make reference to the matter in their reports. There were no "reportable events", as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)  Restatement.

     In the course of the due diligence for the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004, our management identified an agreement that the Company had entered into with five of our shareholders on October 11, 2002. This agreement provided that in consideration for the agreement of these shareholders to loan an affiliate of the Company proceeds from the sale of their shares of common stock of the Company to third parties, the Company would issue four shares of its restricted common stock for every one share owned. The aggregate number of shares of restricted common stock that the Company was obligated to issue pursuant to the agreement was 4,474,000 pre-split (8,948,000 post-split) shares. The agreement was not disclosed in any of the Company's previous SEC filings or otherwise included as an exhibit as a result of an error of omission. In addition, the 4,474,000 pre-split (8,948,000 post-split) shares to be issued were not included in any of the Company's financial statements for the fiscal years ended December 31, 2003 or 2002 or in any interim reporting period.

     Management brought this matter to the attention of its Board of Directors and the Board of Directors brought it to the attention of the Company's independent auditor. After discussions with management, the Board of Directors determined that previously reported financial information for the Company be restated to reflect the agreement. In light of the expected restatement, the Company filed a Form 8-K on April 21, 2005 under Item 4.02
     (a) advising that due to an error, its previously issued financial statements for the fiscal years ended December 31, 2003 and 2002 and such interim periods covered thereby and for the interim periods in fiscal 2004 should no longer be relied upon.

(b)  Evaluation of Disclosure Controls and Procedures and Remediation

     In connection with the restatement, under the direction of our Chief Executive Officer and Controller, we have reevaluated our disclosure controls and procedures. We have identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements.

     We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal controls and procedures by ensuring that all agreements be reviewed by management to determine materiality and that all relevant personnel understand and apply the rules relating to disclosure of material agreements.

     In connection with this Form 10-KSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

It should be noted that while our management believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

---------------------------------------- --------------------- -------------------------------------------------------
Name                                     Age                   Position
---------------------------------------- --------------------- -------------------------------------------------------
Sholeh Hamedani                          37                    President, Chief Executive Officer, Chief Financial
                                                               Officer, Chairman of the Board of Directors
---------------------------------------- --------------------- -------------------------------------------------------
Jamshid Ghosseiri                        65                    Secretary, Director
---------------------------------------- --------------------- -------------------------------------------------------
Tyler Wheeler                            34                    Director
---------------------------------------- --------------------- -------------------------------------------------------
Roger Campos, Esq.                       58                    Director
---------------------------------------- --------------------- -------------------------------------------------------
Dale Boehm                               36                    Director
---------------------------------------- --------------------- -------------------------------------------------------

Ms. Sholeh Hamedani, has been our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board since August 23, 2002. From May 2002 through the present, she has served as the President, CEO and founder of Shadrack Films, Inc., our parent company. From July 1995 to August 2002, she was President and co-founder of Two Dog Net, a security solutions provider and software developer and an affiliate of the Company. She was responsible for managing product development of new technologies, as well as creating and implementing their marketing strategies. Ms. Hamedani's experience includes local and national advertising campaigns on television, radio, and print as well as producing, scripting and directing educational video programs and television infomercials. Prior to Two Dog Net, Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989. Ms. Hamedani attended California State University, Hayward majoring in Business Administration from 1985 to1988.

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

Mr. Tyler Wheeler has been our Chief Software Architect and a director since August 23, 2002. He co-founded Micro Tech Systems in 1989. In 1993, he and his father founded Integrative Systems, Inc., a hardware and software computer consulting firm. From January 1996 to August 2002 , Mr. Wheeler served as Vice President of Technology at Two Dog Net Mr. Wheeler completed a B.A. in Finance and Business Law at California State University, Fresno in 1996.

Mr. Roger Campos, Esq. has been a director since August 23, 2002. Mr. Campos received his J.D. (law) degree in June 1972 from the United States International University (San Diego, CA) and received his B.A. in 1969 from the University of California at Santa Barbara. From February 2002 through the present, he serves as President and CEO of the Minority Business Roundtable, a national membership organization, based in Washington DC, for CEOs of the nation's largest minority-owned companies. From January 2000 to February 2002, Mr. Campos was Executive Director of the Minority Business Roundtable. From January 1997 to January 2000, he served as Vice President of government relations for the Hispanic Association of Colleges and Universities. Mr. Campos provides consulting services in the areas of contracting, marketing, and business transactions.

Mr. Dale Boehm has been a director since August 23, 2002. From September 2002 continuing through today Mr. Boehm is the Founder and President of Caspian
Technology Concepts, a consulting firm specializing in network management services. Previous to this, Mr. Boehm served as Director of Sales at Qwest Telecommunications, Inc from July 2001 continuing until August 2002 where he was responsible for 90+ direct reports and all of the revenue in the National Accounts division in Illinois and Wisconsin. From December 2000 to July 2001, Mr. Boehm was the Regional Vice President of Central Region Sales at One Secure Inc., a managed security services provider enabling clients to co-manage firewalls. Mr. Boehm was Regional Vice President Enterprise Solutions of GlobalCenter from November 1999 through December 2000 prior to its sale to Exodus. He was also the Manager of IP Network Solutions at AT&T from February 1997 through November 1999. From January 2000 through the present, Mr. Boehm has been an instructor of TCP/IP, Business-to-Business e-Commerce, and IP Technology programs at the University of Wisconsin-Milwaukee where he is the Chairman on the Executive Steering Committee for the University Outreach Program. He is also a member of the Information Systems Security Association (ISSA)(R). Mr. Boehm received his Certificate of Telecommunications Analysis from the University of Wisconsin-Milwaukee in 1994 and is currently enrolled at Concordia University, Mequon, Wisconsin for a Bachelor of Arts, Management & Communication degree.

Key Staff

John J. Heinke, C.P.A. has been our Controller since September 2004. He received his B.A. Degree in Economics from California State University, Chico, and became a Certified Public Accountant in the District of Columbia in 1967. From 1996 to 2004, he was Accounting Manager at HighSoft, Inc., a software development company and reseller of computer products and services. Previously, Mr. Heinke served as Controller of SyberVision Systems where he directed the accounting and management information systems, as SyberVision grew from a startup to a $100 million company in four years. Other experience includes managing the accounting for a $1.7 billion investment portfolio at Prudential's Real Estate Investment Department in San Francisco from 1978 through 1982. Previously, he was with Price Waterhouse, serving as Manager of the El Salvador office from 1974 through 1977.

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

Meetings of The Board of Directors and Information Regarding Committees

There currently are no committees of the Board of Directors. The Board of Directors met in fiscal year 2004 to manage various company issues.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, as well as persons who own more than 10% of our common stock ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that for the 2004 fiscal year all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

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

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the last three fiscal years. None of our officers were paid more than $100,000 in the last three fiscal years.

============================================================================================================================
                                   ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                           ====================================  ========================================
                                                                          Awards               Payouts
                                                                 =======================    =============
                                                                             Securities
                                                                             Underlying
                                                   Other Annual  Restricted    Options/         LTIP
                              Salary               Compensation   Stock         SARs           Payouts       All Other
                   Year         ($)     Bonus ($)      ($)       Awards ($)     (#)              ($)      Compensation ($)
============================================================================================================================
Sholeh Hamedani,   2002     $ 75,000(1)                  $0         $0           -0-             $0               $0
President, CEO,    2003     $180,000(1)   $0             $0         $0           -0-             $0               $0
CFO                2004     $180,000(1)
============================================================================================================================
Alan Schram,       2002          $0       $0         $142,848       $0           -0-             $0               $0
President,
Secretary and
Treasurer(2)
----------------------------------------------------------------------------------------------------------------------------

No options or SARs (Stock Appreciation Rights) were granted to any executive officers.

Employment and Related Agreements

We have not entered into any employment agreements.

----------
(1) The officer did not charge the Company for her services - this amount was the estimated fair market value for comparable services and was recorded as additional paid in capital as of December 31, 2002, 2003, and 2004.

(2) Resigned August 12, 2002. In July 2002, the Company (which was then named DWC Installations) sold 1,166,755 newly issued shares of its common stock to Shadrack Films, Inc. (then named The Children's Internet, Inc.) for $150,000. This was the transaction in which the current management assumed control of the Company. Out of this $150,000 received by the Company, Alan Schram received $142,848 for other annual compensation.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each of our directors, (ii) each our executive officers, (iii) all executive officers and directors as a group, and
(iv) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities as of March 31, 2005.

----------------------------------------------- -------------------------------- --------------------------------------
                Name                                  Number of Shares              Percentage Beneficially Owned(6)
----------------------------------------------- -------------------------------- --------------------------------------
Sholeh Hamedani, President, CEO, CFO,                                                            57.9%
Director(3)(4)(5)                                         15,388,138
----------------------------------------------- -------------------------------- --------------------------------------
Jamshid Ghosseiri, Ph.D., Secretary, Director                 -0-                                 -0-
----------------------------------------------- -------------------------------- --------------------------------------
Tyler Wheeler, CTO, Director                               1,000,000(4)                          3.6%
----------------------------------------------- -------------------------------- --------------------------------------
Roger Campos, Esq.,  Director                                 -0-                                 -0-
----------------------------------------------- -------------------------------- --------------------------------------
Dale Boehm, Director                                          -0-                                 -0-
----------------------------------------------- -------------------------------- --------------------------------------
All  Officers  and  Directors  as a  group  (5
people)                                                   16,388,138                             59.4%
----------------------------------------------- -------------------------------- --------------------------------------
Shadrack Films, Inc.(3,5)                                 15,388,138                             57.9%
----------------------------------------------- -------------------------------- --------------------------------------
Two Dog Net, Inc.                                         18,000,000(4)                          40.4%
----------------------------------------------- -------------------------------- --------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our President, Chief Executive Officer, and one of our Directors, Sholeh Hamedani, is the sole officer, director and shareholder of our parent company, Shadrack. Ms. Hamedani was also President of Two Dog Net, the owner of The Children's Internet(R) technology until August 1, 2002. Ms. Hamedani also owns approximately 10% of the total outstanding shares of common stock of Two Dog Net.

Ms Hamedani's father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net.

----------
(3) Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(4)   Shares  of  common  stock   subject  to  options   granted  and  currently
      exercisable, but not exercised as of March 31, 2005.

(5) Consists of 15,388,138 shares of common stock owned by Shadrack Films, Inc. formerly known as The Children's Internet, Inc., a California corporation, of which Sholeh Hamedani is the sole shareholder

On July 3, 2002, we entered into an agreement with Shadrack. Pursuant to the agreement, we sold 2,333,510 newly issued post-split shares of our common stock to Shadrack in exchange for an aggregate purchase price of $150,000. Sholeh Hamedani is the sole officer, director and shareholder of Shadrack.

On September 10, 2002, we entered into a License Agreement with Two Dog Net to license The Children's Internet(R) technology and intellectual property. We paid $15,500 in cash to Two Dog Net in consideration for the License Agreement. This agreement was subsequently cancelled and on March 3, 2003, we entered into a new Wholesale Sales & Marketing Agreement with Two Dog Net. Under the terms of this agreement, we were to pay Two Dog Net $3.00 per month for each user accessing The Children's Internet(R) service. The Agreement also provides that we will pay Two Dog Net $3.79 per month for each user accessing Internet dial-up service, but we have no plans to offer dial-up service. On February 15, 2005 the Company's Board of Directors granted Two Dog Net an option to purchase 18,000,000 post-split shares of restricted common stock at an exercise price of $.07 per share exercisable for five years. The option was granted in consideration of amending the Wholesale Sales & Marketing Agreement reducing the per user charge from $3.00 to $1.00.

In a Stock Purchase Agreement dated October 11, 2002 and in reliance on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933, our original shareholders sold 2,237,000 of their post-split shares of our common stock to various purchasers, two of who are related to our management, Nasser Hamedani, Sholeh Hamedani's father, and Soraiya Hamedani, Sholeh Hamedani's sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and Director. Some of these purchasers resold their shares to unrelated third parties, relying on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933. The proceeds received from the stock sale was loaned to Two Dog Net who, in turn, loaned a portion of such proceeds to Shadrack, and Shadrack loaned a portion of these funds to the Company to finance our initial operations. These amounts are reflected on the financial statements as "Due to Parent Company." The original shareholders received their shares from us in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. On February 15, 2005, debt owed to Shadrack of $456,912 was converted into 13,054,628 post-split shares of restricted common stock at an conversion price of $0.07 per share based upon the most recent sale by the Company of shares of its common stock on October 11, 2002.

ITEM 13. EXHIBITS

      Exhibits

      3.1      Articles of Incorporation, dated September 25, 1996(6)
      3.2      Certificate of Amendment of Articles of Incorporation, dated February 10, 2000(6)
      3.3      Certificate of Amendment of Articles of Incorporation, dated December 27, 2002(6)
      3.4      Certificate of Designation of Series A Preferred Stock, dated November 8, 2002(6)
      3.5      Bylaws(6)
      10.1     Plan of Reorganization and Acquisition, July 3, 2002(6)
      10.2     Consulting Agreement with Alan Schram, dated June 28, 2002(6)
      10.3     License Agreement dated September 10, 2002(6)
      10.4     Amendment to License Agreement, dated November 5, 2002(6)
      10.5     Wholesale Sales & Marketing Agreement, dated March 3, 2003(7)
      10.6     Stock Purchase Agreement, dated October 11, 2002(8)
      10.7     Co-Location Agreement, dated July 11, 2003(9)
      10.8     Independent Sales Agreement with Infolink, dated August 14, 2003(8)
      10.9     Licensing Agreement with Infolink, dated August 14, 2003(8)
      10.10    Co-Location Agreement, dated September 26, 2003(1)(0)
      10.11    Agreement dated October 11, 2002
      10.12    Agreement between the Company and Crosslink Financial Communications dated February 25, 2005
      31.1     Certification  of  Chief  Executive  Officer  Pursuant  to the
               Securities  Exchange Act of 1934, Rules 13a-14 and 15d-14,  as
               adopted pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002
      31.2     Certification  of  Chief  Financial  Officer  Pursuant  to the
               Securities  Exchange Act of 1934, Rules 13a-14 and 15d-14,  as
               adopted pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002
      32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marc Lumer & Company has been the Company's independent auditor beginning with the second quarter of 2004. Stonefield Josephson, Inc. was the Company's independent auditor during 2003 and through the first quarter of 2004.


----------
(6) Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).

(7) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003 (SEC File No. 000-29611).

(8)   Incorporated  by reference from Amendment 2 to the Company's  Registration
      Statement  on  Form  SB-2,   filed  on  September  11,  2003,  as  amended
      (Registration No. 333-103072).

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 000-29611) filed on EDGAR August 14, 2003.

(10) Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 2, 2004, as amended (Registration No. 333-103072).

Audit Fees

Marc Lumer & Co billed aggregate fees of approximately $12,000 for the year ended December 31, 2004, for professional services rendered including the review of the Company's Quarterly Reports on Form 10-QSB for the second and third quarters of 2004, and to date for the audit of the Company's annual financial statements

Stonefield Josephson, Inc. billed aggregate fees of approximately $21,000, $30,000 and $10,000 for years ended December 31, 2004, 2003 and 2002, respectively, for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB and on Form SB-2 Registration Statement.

Tax Fees

Su-Gene, Inc. provided professional services in preparing the income tax returns for the Company for the years 2003 and 2002 and for advice on tax compliance and tax planning, for which approximately $2,000 was billed during 2004.

Marc Lumer & Company and Stonefield Josephson, Inc. did not provide or bill for any professional services during the two years ended December 31, 2004 in connection with tax advise, tax compliance or tax planning.

All Other Fees

Marc Lumer & Company and Stonefield Josephson, Inc. did not provide or bill for any other professional services during the three years ended December 31, 2004.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF THE CHILDREN'S INTERNET, INC.:

We have audited the accompanying balance sheets of The Children's Internet, Inc (formerly DWC Installations) (A Development Stage Company) as of December 31, 2004, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2004 and for the period from September 25, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Internet, Inc. (formerly DWC Installations) as of December 31, 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period from September 25, 1996 (inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue and has no funds to pay its current liabilities. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marc Lumer & Company
CPA's An Accountancy Corporation
San Francisco, California

June 1, 2005

                          THE CHILDREN'S INTERNET, INC.
                          (Formerly DWC Installations)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                   December 31,
                                                                   -----------------------------------------------
                                                                                      Restated          Restated
                                                                      2004              2003              2002
                                                                   -----------       -----------       -----------
                                ASSETS

Other Assets
     Deferred Tax Asset (net of valuation allowance of
       $213,119, $144,855 and $90,623 at December 31,
       2004, 2003 and 2002, respectively)                                   --                --                --
                                                                   -----------       -----------       -----------
TOTAL ASSETS                                                       $        --       $        --       $        --
                                                                   ===========       ===========       ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable and Accrued Expenses                         $    76,243       $    63,592       $    58,114
     Due to Parent Company                                             395,490                --                --
     Franchise Tax Board                                                 2,640             1,840               920
                                                                   -----------       -----------       -----------
               Total Current Liabilities                               474,373            65,432            59,034
Long-Term Liabilities:
     Due to Parent Company                                                  --           208,162            55,504
                                                                   -----------       -----------       -----------
TOTAL LIABILITIES                                                      474,373           273,594           114,538
                                                                   -----------       -----------       -----------

COMMITMENTS AND CONTINGENCIES                                               --                --                --
                                                                   -----------       -----------       -----------

STOCKHOLDERS' DEFICIT
     Preferred Stock, $0.001 par value; 10,000,000 shares
       authorized; zero shares issued and outstanding                       --                --                --
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 13,523,510 shares issued and outstanding,
       after giving retroactive effect to 2 for 1 stock split
       on March 11, 2005                                                13,524            13,524            13,524
     Additional paid-in capital                                      1,317,437         1,137,437           847,437
     Deficit accumulated during the development stage               (1,805,334)       (1,424,555)         (975,499)
                                                                   -----------       -----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                                           (474,373)         (273,594)         (114,538)
                                                                   -----------       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $        --       $        --       $        --
                                                                   ===========       ===========       ===========


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (Formerly DWC Installations)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2004, 2003, 2002 and From Inception

                                                                                   Restated           Restated          Inception
                                                                  2004               2003               2002             to Date
                                                              ------------       ------------       ------------       ------------
REVENUE                                                       $         --       $         --       $         --       $         --

General and Administrative Expenses                                379,979            448,256            966,094          1,802,934
                                                              ------------       ------------       ------------       ------------
Operating Loss before Provision for Income Taxes                  (379,979)          (448,256)          (966,094)        (1,802,934)

Provision for Income Taxes                                             800                800                800              2,400
                                                              ------------       ------------       ------------       ------------
NET LOSS                                                      $   (380,779)      $   (449,056)      $   (966,894)      $ (1,805,334)
                                                              ============       ============       ============       ============

Net Loss per Common Share, after giving retroactive
     effect to 2 for 1 stock split on March 11, 2005
             - basic and diluted                              $      (0.03)      $      (0.03)      $      (0.18)      $      (0.34)
                                                              ============       ============       ============       ============

Weighted Average Number of Common
     Shares Outstanding (post-split equivalent)
             - basic and diluted                                13,523,510         13,523,510          5,415,794          5,357,342
                                                              ============       ============       ============       ============


                             PRO FORMA INCOME DATA

Net loss as reported (2003 & 2002 restated)                   $   (380,779)      $   (449,056)      $   (966,894)      $ (1,805,334)
Effect of errors corrected (net of tax)                                 --            (28,391)           574,505            546,114
                                                              ------------       ------------       ------------       ------------
Pro Forma Net Loss previously reported                        $   (380,779)      $   (477,447)      $   (392,389)      $ (1,259,220)
                                                              ============       ============       ============       ============
Pro forma Net Loss per Common Share, after giving
retroactive effect to 2 for 1 stock split on March 11, 2005
             - basic and diluted                              $      (0.03)      $      (0.04)      $      (0.07)      $      (0.24)
                                                              ============       ============       ============       ============


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (Formerly DWC Installations)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                 Deficit
                                               Common Stock, after giving                       Accumulated
                                                  retroactive effect to                         During the
                                                   2 for 1 stock split      Additional Paid-    Development       Stockholders'
                                                    on March 11, 2005         In Capital           Stage            Deficit
                                                ------------------------      -----------      ------------       ----------
                                                  Shares         Amount
                                                ----------      --------
Balance, December 31, 2001                       2,242,000      $  2,242      $     6,363      $     (8,605)      $       --

Issuance of common stock for cash
on July 3, 2002 at $0.0643 per                                                                           --
post-split share to activate the
development stage                                2,333,510         2,334          147,666                --          150,000

Expenses paid by former officer on
behalf of the Company                                                 --            2,000                --            2,000

Services performed as capital contribution                            --          125,000                --          125,000
Net Loss (as originally reported)                                                                  (392,389)
Issuance of common stock for debt
financing fee on October 11, 2002
at $0.0643 per post-split share                  8,948,000         8,948          566,408          (575,356)
Other adjustments, net                                                                                  851
                                                                                               ------------
Net Loss (restated)                                                                                (966,894)        (966,894)
                                                ----------      --------      -----------      ------------       ----------
Balance, December 31, 2002                      13,523,510        13,524          847,437          (975,499)        (114,538)

Services performed as capital contribution                            --          290,000                --          290,000
Net Loss (as originally reported)                                                                  (477,447)
Rent expense forgiven by landlord
per settlement agreement and release
signed on February 19, 2004                                                                          32,059
Other adjustments, net                                                                               (3,668)
                                                                                               ------------
Net Loss (restated)                                                                                (449,056)        (449,056)
                                                ----------      --------      -----------      ------------       ----------
Balance, December 31, 2003                      13,523,510        13,524        1,137,437        (1,424,555)        (273,594)

Services performed as capital contribution                            --          180,000                --          180,000
Net Loss                                                              --               --          (380,779)        (380,779)
                                                ----------      --------      -----------      ------------       ----------
Balance, December 31, 2004                      13,523,510      $ 13,524      $ 1,317,437      $ (1,805,334)      $ (474,373)
                                                ==========      ========      ===========      ============       ==========


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (Formerly DWC Installations)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2004, 2003, 2002 and From Inception




                                                                                  Restated          Restated         Inception
                                                                  2004              2003              2002            to Date
                                                               -----------       -----------       -----------       -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                       $  (380,779)      $  (449,056)      $  (966,894)       (1,805,334)

Adjustments to reconcile net loss to net cash used in operating activities:

     Services performed as capital contribution                    180,000           290,000           125,000           595,000
     Shares issued for services                                         --                --           575,356           575,356
     Expenses paid by former officer on behalf of company               --                --             2,000             5,000

     Increase in liabilities
        Accounts payable and accrued expenses                       13,451             6,398            59,034            78,883
        Due to Parent Company                                      187,328           152,658            55,504           395,490
                                                               -----------       -----------       -----------       -----------

Net cash (used in) provided by operating activities                     --                --          (150,000)         (155,605)
                                                               -----------       -----------       -----------       -----------


CASH PROVIDED BY FINANCING ACTIVITIES:

Issuance of common stock                                                --                --           150,000           155,605
                                                               -----------       -----------       -----------       -----------

Net cash provided by financing activities                               --                --           150,000           155,605
                                                               -----------       -----------       -----------       -----------


Net change in cash and cash equivalents                                 --                --                --                --

Cash and cash equivalents - beginning of period                         --                --                --                --
                                                               -----------       -----------       -----------       -----------
Cash and cash equivalents - end of period                      $        --       $        --       $        --       $        --
                                                               ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (Formerly DWC Installations)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. [formerly D.W.C. Installations ("Company")] was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. (Parent Company) purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company. Total issued and outstanding shares were increased to 4,575,510 post-split shares as a result of this sale.

On October 11, 2002, 8,948,000 newly issued restricted post-split shares of common stock were issued as a debt financing fee, bringing the total of the Company's issued and outstanding post-split shares to 13,523,510. The Parent Company retained control through ownership of a plurality of the shares (17.2%). See Note 2 - Restatement, of Financial Statements, for additional information regarding these shares.

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company (formerly D.W.C. Installations) have been considered as part of the Company's development stage activities. The Company's focus is on marketing The Children's Internet(R) service.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including accounts payable and accrued expenses, professional fees, and payable to related parties approximate fair value as of December 31, 2004.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the year ended December 31, as follows:

                                        2004            2003             2002
                                      ---------       ---------       ---------
Net loss                              $ 380,779       $ 449,056       $ 966,894
                                      ---------       ---------       ---------
Cash flow from operations             $(187,328)      $(152,658)      $(155,605)
                                      ---------       ---------       ---------


These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implemented its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Valuation allowances are provided against assets that may not be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Share

SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2004, the Company has no potentially dilutive common shares outstanding.

Comprehensive Income

As of December 31, 2004, the Company has no items that represent comprehensive income and therefore, has not included a Statement of Comprehensive Income in the accompanying financial statements.

Segment Reporting

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment. Through December 31, 2004 there have been no foreign operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows or results of operations.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003, the FASB concluded to revise certain elements of FIN-46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions; however, it is evaluating the effect of this pronouncement, if any, and will adopt SFAS No. 149 within the prescribed time.

During May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this pronouncement and will adopt SFAS No. 150 within the prescribed time.

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

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets", an amendment of APB Opinion No. 29. SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently assessing the final impact of this standard on the company's results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to the Company's compensation strategies.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. The Company is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005. The Company is currently assessing the final impact of this standard on the company's results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to the Company's compensation strategies.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

In the course of the due diligence for the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004, management identified an agreement that the Company had entered into with five shareholders, none of whom are Shareholders of either Shadrack or Two Dog Net, on October 11, 2002. This agreement provided that in consideration for the agreement of these shareholders to loan an affiliate of the Company proceeds from the sale of their shares of common stock of the Company to third parties, the Company would issue four shares of its restricted common stock for every one share owned. The aggregate number of shares of restricted common stock that the Company was obligated to issue pursuant to the agreement was 4,474,000 pre-split (8,948,000 post-split) shares. The agreement was not disclosed in any of the Company's previous SEC filings or otherwise included as an exhibit as a result of an error of omission. Also, these shares were not included in any of the Company's financial statements for the fiscal years ended December 31, 2003 or 2002 nor in any interim reporting period.

Management brought this matter to the attention of its Board of Directors and the Board of Directors brought it to the attention of the Company's independent auditor. After discussions with management the Board of Directors determined that previously reported financial information for the Company be restated to reflect the agreement. In light of the expected restatement, the Company filed a Form 8-K on April 21, 2005 under Item 4.02 (a) advising that due to an error, its previously issued financial statements for the fiscal years ended December 31, 2003 and 2002 and such interim periods covered thereby and for the interim periods in fiscal 2004 should no longer be relied upon. The value of the new 8,948,000 post-split shares was set at $0.0643 per post-split share; the same as the amount paid by Shadrack Films, Inc. for 2,333,510 new post-split restricted shares issued on July 3, 2002. Accordingly, the financial statements for the year ended December 31, 2002 have been restated to reflect $575,356 charged as a debt financing fee.

On February 13, 2004, Shadrack received notice that their landlord, Hill Physicians Medical Group, Inc., had filed an unlawful detainer action against the Company on February 6, 2004 in the Contra Costa County Superior Court as case number WS04-0238. On February 19, 2004, the Company signed a Mutual Settlement Agreement and Release. The effect of the release was originally reflected in the quarterly operating statements for 2004 as a gain from forgiveness of rent in the amount of $36,335. The Company has determined that this amount should have been reflected in the operating statements as decreases in rent expense of $32,059 and $4,276 for the years ended December 31, 2003 and 2002, respectively

As a result of the above-mentioned error corrections and other relatively minor adjustments, the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002. The Company previously reported net losses of $477,447 or $(0.04) per share, and $392,389 or $(0.07) per share for the years ended December 31, 2003 and 2002, respectively. The restatements resulted in the Company reporting net losses of $449,056 or $(0.03) per share, and $966,894 or $(0.18) per share for the years ended December 31, 2003 and 2002, respectively.

NOTE 3 - SALES AND MARKETING AGREEMENT

On September 10, 2002, the Company entered into a renewable five-year royalty and licensing agreement with Two Dog Net, Inc. ("TDN"). Under the terms of that license agreement with TDN, in addition to the monthly royalty payment due, the Company was required to pay an additional $2,000,000 no later than September 10, 2004. The Company temporarily capitalized this amount for the technology license and established an amortization period of three years, the expected useful life of the license.

This original agreement did not reflect the true intent of the parties and on March 3, 2003, the parities replaced the royalty and license agreement with a wholesale sales and marketing agreement with the same effective date of September 10, 2002. The new agreement was for an exclusive and renewable five year wholesale sales and marketing agreement with TDN to be the exclusive marketers of their proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet(R) and an internet dial-up service. Under the terms of the agreement, the Company can continue the agreement for an additional five years on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Under the terms of the sales and marketing agreement with TDN, the Company will pay TDN a fee per month per subscriber for the services subscribed. The Wholesale Sales & Marketing Agreement with TDN was further amended in February 2005 as explained in Note 9- Subsequent Events.

NOTE 4 - RELATED PARTY TRANSACTIONS

Leases

The Parent Company has provided for the office space utilized by the Company and paid for the Company's utility costs. The Company has accrued a payable, included in Due to Parent Company, for reimbursement of such costs. The basic rent under Shadrack's current lease agreement is $3,603 per month through April 2005, $3,706 per month from May 2005 through April 2006, and $3,809 per month from May 2006 through April 2007. Annual rent expense was as follows:

               Year            Amount
               2004           $ 28,734
            ----------        --------
               2003           $ 12,800
            ----------        --------
               2002           $ 21,382
            ----------        --------


Services Provided

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani and an outside financial consultant have provided services to the Company at a fair market value of $180,000, $290,000 and $125,000 during the twelve months ended December 31, 2004, 2003 and 2002, respectively, and will not seek payment for the services provided.

In July 2002, the Company (which was then named DWC Installations) sold 1,166,755 newly issued shares of its common stock to Shadrack Films, Inc. (then named The Children's Internet, Inc.) for $150,000. This was the transaction in which the current management assumed control of the Company. Out of this $150,000 received by the Company, Alan Schram received $142,848 for other annual compensation. Alan Schram was the Company's former President, Secretary, Chief Financial Officer and Director until he resigned on August 12, 2002.

Advances

In February 2005, the Company owed Shadrack, our parent company, approximately $457,000. This amount was converted into 13,054,628 post-split shares of our common stock as explained in Note 9 - Subsequent Events. From July 2002 through January 2005 Shadrack advanced operative funds to the Company as needed. The advances did not bear interest. The average balance of the advance was as follows:

               Year             Amount
               2004            $ 301,826
            ----------         ---------
               2003            $ 131,833
            ----------         ---------
               2002            $  27,752
            ----------         ---------

Beneficial Ownership

The Company, Shadrack and TDN are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of March 31, 2005 owns 58% of the Company's common stock. Ms. Hamedani was President of TDN until August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani. See Note 9 - Subsequent Events relating to the amendment of the Wholesale Sales and Marketing Agreement and the issuance of an option to TDN.

Wholesale Sales & Marketing Agreement

The Company has a royalty agreement with Two Dog Net as described in Note 3.

NOTE 5 - SB-2 REGISTRATION STATEMENT

On February 10, 2003, the Company filed a Form SB-2 Registration Statement offering for sale of up to a maximum of 8,000,000 post-split shares of the Company's common stock directly to the public. The Company received notification from the SEC that their SB-2 Registration Statement No. 333-103072 was declared effective on May 5, 2004. On October 19, 2004 the Company filed a post-effective amendment to the SB-2 deregistering the 8,000,000 post-split shares. The post-effective amendment was declared effective by the SEC on October 25, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On November 24, 2004, Oswald & Yap, A Professional Corporation ("O&Y") filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. The complaint includes causes of action for breach of contract, account stated, and quantum merit. The contract sued upon contains an attorney's fees clause that would entitle the prevailing party on the claim to an award of reasonable attorney's fees as determined by the court. The Company disputes the amounts allegedly owed, alleging that some payments have not been credited by O&Y and that O&Y's services were otherwise unsatisfactory. O&Y has submitted an Offer to Compromise for a $15,000 payment by the Company to O&Y in exchange for mutual releases that the Company has taken under consideration. Nevertheless, the Company's accounts payable at December 31, 2004, include the amount of $39,069 as a provision for possible liability in this matter.

The Company has cross-claimed against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in defending the cross-claim, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel.

The Company perceives a contingent liability in connection with the Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company's [D.W.C. Installations, Inc., a Nevada Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders' efforts to collect the amounts allegedly due.

The Company perceives a contingent asset with respect to the cross-claim filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by TCI against O&Y, the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that TCI could immediately raise capital on the relevant markets and that in advising TCI through the purchase, O&Y failed to properly advise TCI as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, TCI alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. At this stage of the litigation, we believe recovery is probable but any amount certain is not calculable as of this date.

On September 30, 2003, the Company signed a 13-month colocation agreement to house the Company's search engine, servers and related equipment. For the years ended December 31, 2004 and 2003, the total amount paid was $34,800 and $5,800, respectively. The Company has continued under this agreement on a month to month basis.

NOTE 7- INCOME TAXES:

The significant components of the company's deferred tax assets are as follows:

                                                         December 31,
                                           -----------------------------------------
                                             2004            2003            2002
                                           ---------       ---------       ---------
Deferred tax assets:
     Net operating loss carryforwards      $ 213,119       $ 144,855       $  90,623
Less -Valuation allowance                   (213,119)       (144,855)        (90,623)
                                           ---------       ---------       ---------
Net deferred tax assets                    $       0       $       0       $       0
                                           =========       =========       =========

For the year ended December 31, 2004, the valuation allowance was increased by $68,264 due to uncertainties surrounding the realization of the deferred tax assets, resulting from the Company's net loss of $380,779 for the year and an accumulated deficit of $1,805,334 at December 31, 2004.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the taxable loss due to the following:

                                          2004           2003           2002
                                        --------       --------       --------
Computed expected benefits              $ 68,264       $ 54,232       $ 90,623
Increase in valuation allowance          (68,264)       (54,232)       (90,623)
                                        --------       --------       --------

Provision (benefit) for income tax      $      0       $      0       $      0
                                        ========       ========       ========

As of December 31, 2004, the Company had a net operating loss carryforward for federal income tax purposes of $626,822. This net operating loss carryforward will begin to expire in 2022. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward due to the assumption the Company may not generate sufficient income to utilize the future tax benefit.

NOTE 8 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial information for the years ended December 31, 2004, 2003 and 2002 are noted below:

                                                          2004 (3rd, 2nd & 1st quarters restated)
                                              -----------------------------------------------------------------
                                                Dec. 31           Sept. 30          June 30           March 31
                                              -----------       -----------       -----------       -----------
Net Revenues                                  $        --       $        --       $        --       $        --
Gross Profit                                  $        --       $        --       $        --       $        --
Net (loss)                                    $   (93,329)      $  (105,181)      $   (85,678)      $   (96,591)
Net (loss) per share - basic and diluted      $     (0.01)      $     (0.01)      $     (0.01)      $     (0.01)


                                                                        2003 (restated)
                                              -----------------------------------------------------------------
                                                Dec. 31           Sept. 30          June 30           March 31
                                              -----------       -----------       -----------       -----------
Net Revenues                                  $        --       $        --       $        --       $        --
Gross Profit                                  $        --       $        --       $        --       $        --
Net (loss)                                    $  (103,295)      $  (127,768)      $  (107,785)      $  (110,208)
Net (loss) per share - basic and diluted      $     (0.01)      $     (0.01)      $     (0.01)      $     (0.01)


                                                                 2002 (4th & 3rd quarters restated)
                                              -----------------------------------------------------------------
                                                Dec. 31           Sept. 30          June 30           March 31
                                              -----------       -----------       -----------       -----------
Net Revenues                                  $        --       $        --       $        --       $        --
Gross Profit                                  $        --       $        --       $        --       $        --
Net (loss)                                    $  (695,677)      $  (256,265)      $   (10,702)      $    (4,250)
Net (loss) per share - basic and diluted      $     (0.06)      $     (0.06)      $     (0.00)      $     (0.00)

NOTE 9- SUBSEQUENT EVENTS

On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of all debt owed by the Company to Shadrack Films, Inc., the parent company, as of December 31, 2004 into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.07 per share based upon the most recent sale of a share of the Registrant's common stock by the Company which occurred in October 2002 in a private transaction.

At February 15, 2005, the Company was indebted to Shadrack Films for approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3, 2002 when it agreed to fund all of the Company 's operations. The amount of $456,912 was converted into 13,054,628 post-split restricted shares. Shadrack Films is an entity owned and controlled by the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack Films. Shadrack Films also owns 2,333,510 post-split shares of the Company's common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack Films owns an aggregate of 15,388,138 post-split shares of the Company 's common stock or 58% without giving effect to any presently exercisable options. The shares issued to Shadrack Films upon conversion are exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

On February 15, 2005, the Company 's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc. dated March 3, 2003, (the "Amended License Agreement"). The Amended License Agreement reduces the license fee for The Children's Internet(R) technology from Two Dog Net from $3.00 to $1.00 per subscription. In consideration for the reduction of the fee, the Company granted Two Dog Net or its designees an option (the "Option") to purchase up to 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $.07 per share based upon the most recent sale of a share of the Company's common stock which occurred in October 2002 in a private transaction. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides Two Dog Net with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

On February 15, 2005, the Company 's Board of Directors granted Tyler Wheeler, the Company 's Vice President of Technology and a director, an option to purchase up to 1,000,000 post-split shares of the Company 's restricted common stock at an exercise price of $.07 per share based upon the most recent sale of a share of the Company 's common stock which occurred in October 2002 in a private transaction. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant.

On February 15, 2005, the Company 's Board of Directors authorized a 2 for 1 forward split of the Company 's issued and outstanding common stock to shareholders of record on March 7, 2005, to take the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

On April 21, 2005, the Company filed a Current Report on Form 8-K under Item 4.02(a) reporting that as a result of an error, the Company has not previously disclosed or included as an exhibit in any of its previous filings with the SEC an agreement dated October 11, 2002 between the Company and five shareholders which provides for the Company to issue an aggregate of 8,948,000 post-split shares of common stock to such shareholders or their designees in consideration for the agreement of such shareholders to loan the proceeds they receive from third parties resulting from the sale of their shares of the Company's common stock to Two Dog Net, an affiliate of the Company. The number of shares issued was four shares for every one share owned.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       THE CHILDREN'S INTERNET, INC.

DATED: June 8, 2005                    By: /s/ Sholeh Hamedani
                                           -------------------------------------
                                           Sholeh Hamedani
                                           President, Director
                                           (Principal Executive Officer)

DATED: June 8, 2005                    By: /s/ Sholeh Hamedani
                                           -------------------------------------
                                           Sholeh Hamedani
                                           Chief Financial Officer, Director

(Principal Financial Officer and Principal Accounting Officer). In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                   Title                         Date
---------                                   -----                         ----
/s/ Jamshid Ghosseiri               Secretary, Director                June 8, 2005
-----------------------
    Jamshid Ghosseiri

/s/ Tyler Wheeler                   Director                           June 8, 2005
-----------------------
    Tyler Wheeler

/s/ Roger Campos                    Director                           June 8, 2005
-----------------------
    Roger Campos

/s/ Dale Boehm                      Director                           June 8, 2005
-----------------------
    Dale Boehm