Form 10QSB
period 2005-03-31
CHILDRENS INTERNET INC
filed 2005-06-23
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          20-1290331
          ----------                                    --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

            5000 Hopyard Rd., Suite 320, Pleasanton, California 94588
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (925) 737-0144
                           ---------------------------
                           (Issuer's telephone number)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 23, 2005, the number of shares of common stock issued and outstanding was 26,786,138.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          THE CHILDREN'S INTERNET, INC

                                      INDEX

                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION                                                 1

Item 1.  Financial Statements (Unaudited)                                      1

         Unaudited Balance Sheet - March 31, 2005                              1
         Unaudited Statements of Operations - For the three                    2
         months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005

         Unaudited Statements of Cash Flows - For the three months             3
         ended March 31, 2005 and 2004, and the period from inception to March 31, 2005

         Notes to Unaudited Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Plan of Operation                                      7

Item 3.  Controls and Procedures                                              11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds            13
Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
     Cash                                                           $    47,280
                                                                    -----------
                Total Current Assets                                     47,280

Other Assets:
     Deferred Charges - Related Company                               5,670,000
     Deferred Tax Asset (net of valuation allowance of
     $484,022)                                                                --

                                                                    -----------
TOTAL ASSETS                                                        $ 5,717,280
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                          $    79,750
     Taxes Payable                                                        2,640
                                                                    -----------
                Total Current Liabilities                                82,390
Long-Term Liabilities:
     Due to Parent Company                                               68,213

                                                                    -----------
TOTAL LIABILITIES                                                       150,603
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --
                                                                    -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value; 10,000,000 shares
       authorized; zero shares issued and outstanding                        --
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 26,786,138 shares issued and outstanding              26,786
     Additional paid-in capital                                       7,827,447
     Deficit accumulated during the development stage                (2,287,556)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                            5,566,677
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,717,280
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2005, 2004 and From Inception
                                   (Unaudited)

                                                                                                        Restated        Inception
                                                                                         2005             2004           to Date
                                                                                         ----             ----           -------
REVENUE                                                                             $         --     $         --     $         --

General and Administrative Expenses                                                      482,222           96,591        2,285,156

                                                                                    ------------     ------------     ------------
Operating Loss before provision for income taxes                                        (482,222)         (96,591)      (2,285,156)

Provision for Income Taxes                                                                    --               --            2,400

                                                                                    ------------     ------------     ------------
NET LOSS                                                                            $   (482,222)    $    (96,591)    $ (2,287,556)
                                                                                    ============     ============     ============

Net Loss per Common Share, after giving retroactive effect to 2 for 1 stock split on March 11, 2005, to the three months ended March 31, 2004
              - basic and diluted                                                   $      (0.02)    $      (0.01)    $      (0.40)
                                                                                    ============     ============     ============

Weighted Average Number of Common Shares
   Outstanding                                                                        20,050,824       13,523,510        5,782,692
                                                                                    ============     ============     ============

                                                                                                PRO FORMA INCOME DATA

Net Loss as reported (2004 restated)                                                $   (482,222)    $    (96,591)    $ (2,287,556)
Effect of errors corrected (net of tax)                                                       --           27,390          546,114
                                                                                    ------------     ------------     ------------
Pro forma Net Loss previously reported                                              $   (482,222)    $    (69,201)    $ (1,741,442)
                                                                                    ============     ============     ============
Pro forma Net Loss per Common Share, after giving retroactive effect to 2 for 1 stock split on March 11, 2005 to the three months ended March 31, 2004
              - basic and diluted                                                   $      (0.02)    $      (0.01)    $      (0.30)
                                                                                    ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2005, 2004 and From Inception
                                   (Unaudited)

                                                                                                     Restated         Inception
                                                                                     2005              2004            to Date
                                                                                     ----              ----            -------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss                                                                         $  (482,222)      $   (96,591)      $(2,287,556)

Adjustments to reconcile net loss to net cash used in operating activities:

      Services performed as capital contribution                                          --            45,000           595,000
      Shares issued for services                                                          --                --           575,356
      Expenses paid by former officer on behalf of company                                --                --             5,000

      Increase in assets
            Deferred Charges                                                      (5,670,000)       (5,670,000)

      Increase in liabilities
            Accounts payable and accrued expenses                                      3,507            11,549            82,390
            Due to Parent Company                                                   (327,277)           40,042            68,213
                                                                                 -----------       -----------       -----------

Net cash used in operating activities                                             (6,475,992)               --        (6,631,597)
                                                                                 -----------       -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Issuance of common stock                                                       538,272                --           693,877
      Stock options granted                                                        5,985,000                --         5,985,000
                                                                                 -----------       -----------       -----------

Net cash provided by financing activities                                          6,523,272                --         6,678,877
                                                                                 -----------       -----------       -----------

Net change in cash and cash equivalents                                               47,280                --            47,280

Cash and cash equivalents - beginning of period                                           --                --                --

                                                                                 -----------       -----------       -----------
Cash and cash equivalents - end of period                                        $    47,280       $        --       $    47,280
                                                                                 ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. [(formerly D.W.C. Installations) ("Company")] was incorporated under the laws of the State of Nevada on September 25, 1996.

On July 3, 2002, Shadrack Films, Inc. (Parent Company) purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company. Total issued and outstanding shares were increased to 4,575,510 post-split shares as a result of this sale.

On October 11, 2002, 8,948,000 newly issued restricted post-split shares of common stock were issued as a debt financing fee.

During the three months ended March 31, 2005, an additional 13,262,628 restricted post-split shares of common stock were issued as explained in Notes 2 and 3, bringing the total of the Company's issued and outstanding post-split shares to 26,786,138.

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the three months ended March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

Services Provided

The Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani provided services to the Company at a fair market value of $45,000 during the three months ended March 31, 2004, and will not seek payment for the services provided.

Advances

In February 2005, the Company owed Shadrack Films, Inc., our parent company, approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3, 2002 when it agreed to fund all of the Company's operations. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of the debt owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.07 per share.

Shadrack Films, Inc. is an entity owned and controlled by the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares of the Company's common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 15,388,138 post-split shares of the Company 's common stock or 58% without giving effect to any presently exercisable options. The shares issued to Shadrack upon conversion are exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

Licensing Agreement

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc. (TDN), dated March 3, 2003. The amended license agreement reduces the license fee for The Children's Internet(R) technology payable to TDN from $3.00 to $1.00 per monthly subscription. In consideration for the reduction of the fee, the Company granted TDN or its designees an option (the "Option") to purchase up to 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $.07 per share based upon the most recent sale of a share of the Company's common stock which occurred in October 2002 in a private transaction. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides TDN with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

Beneficial Ownership

The Company, Shadrack and TDN are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of March 31, 2005 owns 58% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Stock Options Granted

On February 15, 2005, the Company's Board of Directors granted Tyler Wheeler, the Company's Vice President of Technology and a director, an option to purchase up to 1,000,000 post-split shares of the Company's restricted common stock at an exercise price of $0.07 per share. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant.

An option to purchase shares of the Company's restricted common stock was also granted to TDN, as explained under "Licensing Agreement" above and in Note 5.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On February 25, 2005, the Company entered into a one-year agreement with Crosslink Financial Communications, Inc., a California corporation, for consulting services related to stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals. As compensation for these services, Crosslink received 200,000 restricted shares of the Company's common stock valued at $0.33 per share, monthly stock compensation of 8,000 restricted shares of common stock, and $5,000 per month from which Crosslink will pay for complementary services (e.g., other mailing services, email services, data base extensions) of not less than $1,500 per month up to an average of $2,500 per month. During the three months ended March 31, 2005, Crosslink received a total of 208,000 restricted shares of common stock under this agreement.

NOTE 4 - COMMON STOCK

On February 15, 2005, the Company 's Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

NOTE 5 - NON-MONETARY TRANSACTIONS

Stock Options Granted

Deferred Charge

As explained in Note 2, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., and granted an option to purchase up to 18,000,000 post-split restricted common shares valued at $5,670,000. This amount has been recorded as a deferred charge and will be amortized into expense as subscription revenues are recognized.

Non-employee Compensation

As explained in Note 2, the Company's Board of Directors granted an option to Tyler Wheeler, to purchase up to 1,000,000 post-split restricted common shares valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company's Statement of Operations for the three months ended March 31, 2005.

These options were valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options.

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

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through March 31, 2005 and for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were derived from our financial statements and notes thereto included in this report which are unaudited. The difference between the periods was partly due to the forgiveness of rent. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related notes to the financial statements.

------------------------------------------------------------------------------------------------
                                                                             For the period from
                                                                              September 25, 1996
                                        For the three       For the three         (inception)
                                         months ended        months ended           through
                                        March 31, 2005      March 31, 2004      March 31, 2005
------------------------------------------------------------------------------------------------
Statement of Operations Data
------------------------------------------------------------------------------------------------
Net sales                                          --                  --                  --
------------------------------------------------------------------------------------------------
Operating expenses:                       $   482,222         $    96,591         $ 2,285,156
------------------------------------------------------------------------------------------------
Operating loss                            ($  482,222)        ($   96,591)        ($2,285,156)
------------------------------------------------------------------------------------------------
Net Loss                                  ($  482,222)        ($   96,591)        ($2,287,556)
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                            As of March 31, 2005
--------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------
Total assets                                                    $   47,280
--------------------------------------------------------------------------------
Current liabilities                                             $   82,390
--------------------------------------------------------------------------------
Total stockholders' equity                                      $5,566,677
--------------------------------------------------------------------------------

Plan of Operation

The plan of operation should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children's Internet(R) service. However, because this agreement did not reflect the intent of the parties, we replaced the royalty and license agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet(R). We further amended this agreement in February 2005 to decrease the per user fee from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have "piggy back" registration rights for a period of one year following any exercise of the option.

Through the License Agreement with Two Dog Net, Inc. ("Two Dog Net"), we are the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet(R). The Children's Internet(R) service allows to have completely safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net and is ready to air. We intend to utilize the infomercial to introduce The Children's Internet(R) service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test in the fourth quarter of 2005. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter and be the basis for the ongoing infomercial media schedule for 2005 and 2006.

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

As of March 31, 2005, we had net loss from inception of approximately $2,288,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $557,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which options to purchase common stock were issued and the balance of $246,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that, for the three months ended March 31, 2005, averaged $10,100 per month in operating costs, exclusive of professional fees and time donated by employees. The accrued account payable due to Shadrack Films is an open account payable. Currently, the accrued balance of this account is approximately $68,000. Shadrack is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $350,000 in cash to continue our operations for the next twelve months. At February 15, 2005, the amount due Shadrack was approximately $457,000. Consequently on February 15, 2005, the Company's Board of Directors authorized the conversion of all debt owed to Shadrack of approximately $457,000 into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per share.

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

On May 5, 2004, our registration statement on Form SB-2 ("SB-2") was declared effective by the SEC. The SB-2 registered 2,237,000 post-split shares for resale by our selling shareholders and an additional 8,000,000 post-split shares were registered for public sale directly by us. We had planned on using the proceeds, if any, from the sale of the shares registered for sale by us to fund the Company's business plans and operations. However, management determined to de-register the 8,000,000 post-split shares and on October 19, 2004 we filed a post-effective amendment to the SB-2 that was declared effective by the SEC on October 25, 2004. As a result, we did not realize any of the anticipated funding we may have received from the sale of these shares. Since such time, we have not had any financing except from loans received from Shadrack.

Need for Additional Funds

Since our anticipated offering of shares to the public was terminated as described above, we have relied exclusively on loans from Shadrack to fund all of our expenses. There is no assurance that Shadrack will be able or willing to continue such funding indefinitely. We will be required to obtain additional funds through private placements of our debt or equity securities or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES

      (a) Restatement.

      As previously disclosed in the Company's Form 10-KSB for the fiscal year ended December 31, 2004 ("Form 10-KSB"), in the course of the due diligence for the Form 10-KSB, our management identified an agreement that the Company had entered into with five of our shareholders on October 11, 2002. This agreement provided that in consideration for the agreement of these shareholders to loan an affiliate of the Company proceeds from the sale of their shares of common stock of the Company to third parties, the Company would issue four shares of its restricted common stock for every one share owned. The aggregate number of shares of restricted common stock that the Company was obligated to issue pursuant to the agreement was 4,474,000 pre-split (8,948,000 post-split) shares. The agreement was not disclosed in any of the Company's previous SEC filings or otherwise included as an exhibit as a result of an error of omission. In addition, the 4,474,000 pre-split (8,948,000 post-split) shares to be issued were not included in any of the Company's financial statements for the fiscal years ended December 31, 2003 or 2002 or in any interim reporting period.

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

      (b) Evaluation of Disclosure Controls and Procedures and Remediation.

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

      In connection with this Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 24, 2004 Oswald & Yap, A Professional Corporation ("O & Y") filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. The complaint includes causes of action for breach of contract, account stated, and quantum merit. The Company disputes the amounts alleged owed, alleging that some payments have not been credited by O&Y and that O&Y's services were otherwise unsatisfactory. O&Y submitted an Offer to Compromise for a $15,000 payment by the Company to O&Y in exchange for mutual releases that the Company rejected.

The Company has cross-claimed against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in defending the cross-claim, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. See Note 5 to the Financial Statements for a more detailed discussion of this lawsuit.

On September 30, 2004 the Company received a demand for arbitration from its former auditor, Stonefield Josephson, relating to the collection of approximately $21,700 in fees allegedly owed by the Company for accounting services that were disputed by the Company. The parties settled their dispute and on November 30, 2004 entered into a Settlement Agreement and Mutual General Release, which was executed on December 10, 2004. Pursuant to the Settlement Agreement the Company agreed to pay Stonefield Josephson the sum of $15,500 in two installments. The first installment of $7,750 was paid on January 18, 2005 and the second and final installment of $7,750 was paid on March 4, 2005.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the agreement between the Company and Crosslink Financial Communications, Inc., ("Crosslink") dated February 25, 2005, the Company agreed to issue Crosslink 200,000 restricted shares of the Company's common stock valued at $0.33 per share and a monthly stock compensation of 8,000 restricted shares of common stock as part of its compensation for services provided to the Company during the one year term of the agreement. During the three months ended March 31, 2005, Crosslink received a total of 208,000 restricted shares of common stock under this agreement. The shares are exempt from registration issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)   Exhibits:

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

(b)   Reports on Form 8-K:

      On February 22, 2005, the Company filed a Current Report on Form 8-K reporting (a) the conversion of debt into common stock, (b) the grant of two options, and (3) the approval of a 2 for 1 forward split of the issued common stock.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: June 23, 2005                    The Children's Internet, Inc.


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