Form 10QSB
period 2005-06-30
CHILDRENS INTERNET INC
filed 2005-08-15
CIK 1106861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        20-1290331
-------------------------------                           -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

As of June 30, 2005, the number of shares of common stock issued and outstanding was 26,810,138.

Transitional Small Business Disclosure Format (check one): Yes |_| No [X]

                          THE CHILDREN'S INTERNET, INC

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION                                                1

Item 1.  Financial Statements (Unaudited)                                     1

         Unaudited Balance Sheet - June 30, 2005                              1
         Unaudited Statements of Operations - For the six months and three    2
         months ended June 30, 2005 and 2004, and the period from inception to June 30, 2005

         Unaudited Statements of Cash Flows - For the six months              3
         ended June 30, 2005 and 2004, and the period from inception to June 30, 2005

         Notes to Unaudited Financial Statements                              4

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Plan of Operation                                     7

Item 3.  Controls and Procedures                                             11


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13
Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 June 30, 2005
                                   (Unaudited)


                                      ASSETS

Current Assets:
     Cash                                                           $    57,796
                                                                    -----------
                Total Current Assets                                     57,796

Other Assets:
     Deferred Charges - Related Company                               5,670,000
     Deferred Tax Asset (net of valuation allowance of
     $442,374)                                                               --

                                                                    -----------
TOTAL ASSETS                                                        $ 5,727,796
                                                                    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                          $   127,833
     Taxes Payable                                                        2,640
                                                                    -----------
                Total Current Liabilities                               130,473
Long-Term Liabilities:
     Due to Parent Company                                              213,464
     Accrued Officer's Salary                                            90,000
                                                                    -----------
                Total Long-Term Liabilities                             303,464
                                                                    -----------
TOTAL LIABILITIES                                                       433,937
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --
                                                                    -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value; 10,000,000 shares
       authorized; zero shares issued and outstanding                        --
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 26,810,138 shares issued and outstanding              26,810
     Additional paid-in capital                                       7,852,063
     Deficit accumulated during the development stage                (2,585,014)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                            5,293,859
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,727,796
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three Months              For the Six Months
                                                   Ended June 30,                   Ended June 30,             From
                                            ----------------------------    ----------------------------     Inception
                                                2005            2004            2005            2004          to Date
                                            ------------    ------------    ------------    ------------    ------------
                                                             (restated)                      (restated)
REVENUE                                     $         --    $         --    $         --    $         --    $         --

General and Administrative Expenses              296,658          85,678         778,880         182,269       2,581,814
                                            ------------    ------------    ------------    ------------    ------------
Operating Loss before provision for
   income taxes                                 (296,658)        (85,678)       (778,880)       (182,269)     (2,581,814)

Provision for Income Taxes                           800             800             800             800           3,200
                                            ------------    ------------    ------------    ------------    ------------
NET LOSS                                    $   (297,458)   $    (86,478)   $   (779,680)   $   (183,069)   $ (2,585,014)
                                            ============    ============    ============    ============    ============

Net Loss per Common Share, after giving
  retroactive effect to 2 for 1 stock
  split on March 11, 2005, to the period
  ended June 30, 2004 - basic and diluted   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.41)
                                            ============    ============    ============    ============    ============

Weighted Average Number of Common
  Shares Outstanding                          26,795,808      13,523,510      23,480,932      13,523,510       6,382,458
                                            ============    ============    ============    ============    ============

                                                                PRO FORMA INCOME DATA

Net Loss as reported (2004 restated)        $   (297,458)   $    (86,478)   $   (779,680)   $   (183,069)
Effect of errors corrected (net of tax)               --           1,981              --          29,371
                                            ------------    ------------    ------------    ------------
Pro forma Net Loss previously reported      $   (297,458)   $    (84,497)   $   (779,680)   $   (153,698)
                                            ============    ============    ============    ============

Pro forma Net Loss per Common Share,
  after giving retroactive effect to
  2 for 1 stock split on March 11,
  2005, to the period ended June 30, 2004
  - basic and diluted                       $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)
                                            ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 2005, 2004 and From Inception
                                   (Unaudited)

                                                                             Restated       Inception
                                                                2005           2004          to Date
                                                             -----------    -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                                     $  (779,680)   $  (183,069)   $(2,585,014)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Services performed as capital contribution                      --         90,000        595,000
      Expenses paid by former officer on behalf of company            --             --          5,000
      Increase in assets
          Deferred Charges                                    (5,670,000)            --     (5,670,000)
      Increase in liabilities
          Accounts payable and accrued expenses                  141,590          3,205        220,473
          Due to Parent Company                                       --         89,864        213,464
                                                             -----------    -----------    -----------
      Decrease in liabilities
          Due to Parent Company                                 (182,026)            --             --
                                                             -----------    -----------    -----------
Net cash used in operating activities                         (6,490,116)            --     (7,221,077)
                                                             -----------    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES:
      Issuance of common stock                                   562,912             --      1,293,873
      Stock options granted                                    5,985,000             --      5,985,000
                                                             -----------    -----------    -----------
Net cash provided by financing activities                      6,547,912             --      7,278,873
                                                             -----------    -----------    -----------
Net change in cash and cash equivalents                           57,796             --         57,796

Cash and cash equivalents - beginning of period                       --             --             --

                                                             -----------    -----------    -----------
Cash and cash equivalents - end of period                    $    57,796    $        --    $    57,796
                                                             ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2005

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

During the six months ended June 30, 2005, an additional 13,286,628 restricted post-split shares of common stock were issued as explained in Notes 2 and 3, bringing the total of the Company's issued and outstanding post-split shares to 26,810,138 at June 30, 2005.

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the six months ended June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company's Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of the year whether to make the payment in cash, shares of the Company's restricted common stock, or a combination of both. Accordingly, for the six months ended June 30, 2005, $90,000 has been accrued and charged to General and Administrative Expense. During the six months ended June 30, 2004, Sholeh Hamedani provided services to the Company at a fair market value of $90,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period.

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

Shadrack Films, Inc. is an entity owned and controlled by the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares of the Company's common stock, of which it sold 1,276,150 shares to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 with 70,000 shares of the Company's common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,041,988 post-split shares of the Company's common stock or 52.4% without giving effect to any presently exercisable options. The shares issued to Shadrack upon conversion are exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933, as amended.

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

Beneficial Ownership

The Company, Shadrack and TDN are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of June 30, 2005 owns 52.4% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Stock Options Granted

On February 15, 2005, the Company's Board of Directors granted Tyler Wheeler, the Company's Chief Software Architect and a director, an option to purchase up to 1,000,000 post-split shares of the Company's restricted common stock at an exercise price of $0.07 per share. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant.

An option to purchase shares of the Company's restricted common stock was also granted to TDN, as explained under "Licensing Agreement" above and in Note 5.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On February 25, 2005, the Company entered into a one-year agreement with Crosslink Financial Communications, Inc., a California corporation, for consulting services related to stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals. As compensation for these services, Crosslink received 200,000 restricted shares of the Company's common stock valued at $0.33 per share, monthly stock compensation of 8,000 restricted shares of common stock, and $5,000 per month from which Crosslink will pay for complementary services (e.g., other mailing services, email services, data base extensions) of not less than $1,500 per month up to an average of $2,500 per month. During the six months ended June 30, 2005, Crosslink had received a total of 232,000 restricted shares of the Company's common stock under this agreement.

NOTE 4 - COMMON STOCK

On February 15, 2005, the Company's Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split was March 11, 2005.

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

Non-employee  Compensation

As explained in Note 2, the Company's Board of Directors granted an option to Tyler Wheeler, the Company's Chief Software Architect and a director, to purchase up to 1,000,000 post-split restricted common shares valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company's Statement of Operations for the six months ended June 30, 2005.

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

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through June 30, 2005 and for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related notes to the financial statements.

---------------------------------------------------------------------------------------------------------------------
                                                                                               For the period from
                                                                                                September 25, 1996
                                                For the six months      For the six months     (inception) through
                                                ended June 30, 2005    ended June 30, 2004        June 30, 2005
---------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
---------------------------------------------------------------------------------------------------------------------
Net sales                                               --                      --                       --
---------------------------------------------------------------------------------------------------------------------
Operating expenses:                                  $778,880                $182,269               $2,581,814
---------------------------------------------------------------------------------------------------------------------
Operating loss                                      ($778,880)              ($182,269)             ($2,581,814)
---------------------------------------------------------------------------------------------------------------------
Net Loss                                            ($779,680)              ($183,069)             ($2,585,014)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                                                   As of June 30, 2005
---------------------------------------------------------------------------------------
Balance Sheet Data:
---------------------------------------------------------------------------------------
Total assets                                                           $5,727,796
---------------------------------------------------------------------------------------
Total liabilities                                                       $433,937
---------------------------------------------------------------------------------------
Total stockholders' equity                                             $5,293,859
---------------------------------------------------------------------------------------

Plan of Operation

The plan of operation should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children's Internet(R) service. However, because this agreement did not reflect the intent of the parties, we replaced the royalty and license agreement with a Wholesale Sales & Marketing Agreement dated March 3, 2003. The new agreement provides for us to be the exclusive marketers of Two Dog Net's proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children's Internet(R). We further amended this agreement in February 2005 to decrease the per user fee from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have "piggyback" registration rights for a period of one year following any exercise of the option.

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

Simultaneously, the Company entered into a Loan Agreement with five shareholders, none of whom was an affiliate of the Company nor a shareholder of either Shadrack or Two Dog Net. These Shareholders then loaned some of the proceeds to Two Dog Net, which in turn loaned some of these funds to our parent company, Shadrack Films, which in turn has loaned the Company all of its operating capital to date. In consideration for this agreement, each such shareholder or their designee, was issued four shares of the Company's restricted common stock in exchange for every one freely tradable share owned by the five shareholders, as a debt financing fee.

As of June 30, 2005, we had net loss from inception of approximately $2,585,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $729,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which options to purchase common stock were issued, $90,000 represents accrued officers compensation and the balance of $281,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that, for the six months ended June 30, 2005, averaged $10,400 per month in operating costs, exclusive of professional fees and time donated by employees. The accrued account payable due to Shadrack Films is an open account payable. Currently, the accrued balance of this account is approximately $213,000. Shadrack is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $350,000 in cash to continue our operations for the next twelve months. At February 15, 2005, the amount due Shadrack was approximately $457,000. Consequently on February 15, 2005, the Company's Board of Directors authorized the conversion of all debt owed to Shadrack of approximately $457,000 into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per share.

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

On February 25, 2005, we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., a California corporation (herein referred to as "Consultant") for a term commencing February 25, 2005 and ending twelve months thereafter. Consultant is to represent the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and to consult with management.

For undertaking this engagement the Company agreed to issue to the Consultant a "Commencement Bonus" payable in the form of 200,000 restricted shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 restricted shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Consultant will pay for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month, never less than $1,500 per month.

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

      Management brought this matter to the attention of its Board of Directors and the Board of Directors brought it to the attention of the Company's new independent auditor. After discussions with management, the Board of Directors determined that previously reported financial information for the Company be restated to reflect the agreement. In light of the expected restatement, the Company filed a Form 8-K on April 21, 2005 under Item
      4.02 (a) advising that due to an error, its previously issued financial statements for the fiscal years ended December 31, 2003 and 2002 and such interim periods covered thereby and for the interim periods in fiscal 2004 should no longer be relied upon.

      (b) Evaluation of Disclosure Controls and Procedures and Remediation.

      In connection with the restatement, under the direction of our Chief Executive Officer and Controller and new outside counsel, we have reevaluated our disclosure and controls procedures. We have identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the kind of mistake noted above, the Company has implemented a new review system whereby all agreements which have a material effect on the Company will be reviewed by the Company's President and new outside counsel. Agreements will be forwarded by the President to the Company's new auditor which will keep copies in its files for reporting purposes. Additional copies will be forwarded to the Company's accounting department where it will be logged and processed for follow-up.

      We are confident that, as of the date of this filing, the process enumerated above will remediate the weakness that we identified in our internal controls and procedures and further that all relevant personnel understand and will apply the rules relating to disclosure of material agreements.

      In connection with this Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

It should be noted that while our management believes our new disclosure controls and procedures will provide a greater and more "reasonable" level of assurance, they do not expect that these disclosure controls and procedures or internal controls will prevent all errors or all fraud. All control systems, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, there can be no absolute assurance that all control issues and instances of fraud, if any, within the Company have been or could be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by acts of collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In order to prevent this the company will continually review and refine and make any necessary changes if warranted and if within financial reason to keep the company's disclosure controls and procedures current and effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 24, 2004, Oswald & Yap, A Professional Corporation ("O&Y") filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. The complaint includes causes of action for breach of contract, account stated, and quantum merit. The Company disputes the amounts alleged owed, alleging that some payments have not been credited by O&Y and that O&Y's services were otherwise unsatisfactory. O&Y ultimately submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases that the Company rejected.

The Company has cross-claimed against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in defending the cross-claim, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Trial is set in the matter for November 14, 2005.

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

On July 19, 2005, the Company and its Auditors and its former Auditors received correspondence from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an "informal inquiry" to determine if there have been "any violations of the federal securities laws" by the Company. The Company is cooperating fully with the Commission in its inquiry and will report their findings when they are released by the Commission.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the agreement between the Company and Crosslink Financial Communications, Inc., ("Crosslink") dated February 25, 2005, the Company agreed to issue Crosslink 200,000 restricted shares of the Company's common stock valued at $0.33 per share and a monthly stock compensation of 8,000 restricted shares of common stock as part of its compensation for services provided to the Company during the one year term of the agreement. During the six months ended June 30, 2005, Crosslink received a total of $232,000 restricted shares of common stock under this agreement. The shares are exempt from registration issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

10.13    Loan Agreement, dated October 11, 2002

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August12, 2005                   The Children's Internet, Inc.


                                        /S/ SHOLEH HAMEDANI
                                        ----------------------------------------
                                        By:  Sholeh Hamedani
                                        Its: President, Chief Executive Officer,
                                             and Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial Officer
                                             and Principal Accounting Officer)