Form 10QSB
period 2005-09-30
CHILDRENS INTERNET INC
filed 2005-11-15
CIK 1106861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission File Number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
                          -----------------------------
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

                                 (925) 737-0144
                                 --------------
                           (Issuer's telephone number)


                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2005, the number of shares of common stock issued and outstanding was 26,842,138.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          THE CHILDREN'S INTERNET, INC

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION                                                1

Item 1.  Financial Statements (Unaudited)                                     1

         Unaudited Balance Sheet - September 30, 2005                         1

         Unaudited Statements of Operations - For the nine months and three   2
         months ended September 30, 2005 and 2004, and the period from inception to September 30, 2005

         Unaudited Statements of Cash Flows - For the nine months             3
         ended September 30, 2005 and 2004, and the period from inception to September 30, 2005

         Notes to Unaudited Financial Statements                              4

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Plan of Operation                                     8

Item 3.  Controls and Procedures                                              12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14
Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                      ASSETS
Current Assets:
     Cash                                                          $     13,956
     Deposit Held in Escrow                                              37,378
                                                                   ------------
                Total Current Assets                                     51,334
                                                                   ------------

Equipment:
     Equipment at Cost                                                    7,030
     Accumulated Depreciation                                              (263)
                                                                   ------------
                Book value of Equipment                                   6,767
                                                                   ------------

Other Assets:
     Deferred Charges - Related Company                               5,670,000
     Deferred Tax Asset (net of valuation allowance of
       $543,561)                                                             --
                                                                   ------------
TOTAL ASSETS                                                       $  5,728,101
                                                                   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                         $    117,361
     Accrued Officer's Salary                                           135,000
     Income Taxes Payable                                                 2,640
                                                                   ------------
                Total Current Liabilities                               255,001
                                                                   ------------
Long-Term Liabilities:
     Due to Parent Company                                              372,826
                                                                   ------------
TOTAL LIABILITIES                                                       627,827
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --
                                                                   ------------

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value; 10,000,000 shares
       authorized; zero shares issued and outstanding                        --
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 26,834,138 shares issued and outstanding              26,834
     Additional paid-in capital                                       7,865,799
     Deficit accumulated during the development stage                (2,792,359)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            5,100,274
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,728,101
                                                                   ============


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months              For the Nine Months
                                                      Ended September 30,               Ended September 30,              From
                                                ------------     ------------     ------------     ------------       Inception
                                                    2005              2004            2005             2004            to Date
                                                ------------     ------------     ------------     ------------     ------------
                                                                  (restated)                        (restated)
                                                                 ------------                      ------------
REVENUE                                         $         --     $         --     $         --     $         --     $         --

General and Administrative Expenses                  207,345          105,180          986,225          287,449        2,789,159
                                                ------------     ------------     ------------     ------------     ------------
Operating Loss before provision for
   income taxes                                     (207,345)        (105,180)        (986,225)        (287,449)      (2,789,159)

Provision for Income Taxes                                --               --              800              800            3,200
                                                ------------     ------------     ------------     ------------     ------------
NET LOSS                                        $   (207,345)    $   (105,180)    $   (987,025)    $   (288,249)    $ (2,792,359)
                                                ============     ============     ============     ============     ============


Net Loss per Common Share, after giving
retroactive effect to 2 for 1 stock split on
March 11, 2005, to the periods ended
September 30, 2004
            - basic and diluted                 $      (0.01)    $      (0.01)    $      (0.04)    $      (0.02)    $      (0.40)
                                                ============     ============     ============     ============     ============

Weighted Average Number of
Common Shares Outstanding                         26,819,750       13,523,510       24,606,115       13,523,510        6,953,611
                                                ============     ============     ============     ============     ============

                                                                    PRO FORMA INCOME DATA

Net Loss as reported (2004 restated)            $   (207,345)    $   (105,180)    $   (987,025)    $   (288,249)
Effect of errors corrected (net of tax)                   --          (17,240)              --           12,131
                                                ------------     ------------     ------------     ------------
Net Loss previously reported                    $   (207,345)    $   (122,420)    $   (987,025)    $   (276,118)
                                                ============     ============     ============     ============

Net Loss previously reported per Common
Share, after giving retroactive effect
to 2 for 1stock split on March 11, 2005,
to the periods ended September 30, 2004
            - basic and diluted                 $      (0.01)    $      (0.01)    $      (0.04)    $      (0.02)
                                                ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 30, 2005, 2004 and From Inception
                                   (Unaudited)

                                                                                Restated         Inception
                                                                 2005             2004            to Date
                                                             ------------     ------------     ------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                                     $   (987,025)    $   (288,249)    $ (2,792,359)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation on equipment                                        263               --              263
     Services paid with bargain stock option                      315,000               --          315,000
     Shares issued for services                                   119,760               --          695,116
     Services performed as capital contribution                        --          135,000          595,000
     Expenses paid by former officer on behalf of company              --               --            5,000
     Increase in current assets -
         Deposit Held in Escrow                                   (37,378)              --          (37,378)
     Increase in current liabilities -
         Accounts Payable and Accrued Expenses                     41,118            9,771          120,001
         Accrued Officer's Salary                                 135,000               --          135,000
                                                             ------------     ------------     ------------

Net cash used in operating activities                            (413,262)        (143,478)        (964,357)
                                                             ------------     ------------     ------------

CASH USED IN INVESTING ACTIVITIES:
         Acquisition of equipment                                  (7,030)              --           (7,030)
                                                             ------------     ------------     ------------

Net cash used in investing activities                              (7,030)              --           (7,030)
                                                             ------------     ------------     ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Issuance of common stock                                          --               --          155,605
     Advances from parent company, net                            434,248          143,478          829,738
                                                             ------------     ------------     ------------

Net cash provided by financing activities                         434,248          143,478          985,343
                                                             ------------     ------------     ------------

Net change in cash and cash equivalents                            13,956               --           13,956

Cash and cash equivalents - beginning of period                        --               --               --

                                                             ------------     ------------     ------------
Cash and cash equivalents - end of period                    $     13,956     $         --     $     13,956
                                                             ============     ============     ============


The accompanying notes are an integral part of the financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2005

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

During the nine months ended September 30, 2005, an additional 13,310,628 restricted post-split shares of common stock were issued as explained in Notes 2 and 3, bringing the total of the Company's issued and outstanding post-split shares to 26,834,138 at September 30, 2005.

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company (formerly D.W.C. Installations) have been considered as part of the Company's development stage activities.

Additionally, the Company is a development stage company because we are devoting the majority of our efforts to activities focused on marketing The Children's Internet(R) service and on financial planning, raising capital, developing sales strategies and new marketing materials and implementing our business plan. Therefore, the Company is considered to be a development stage company in that its planned principal operations have commenced, but there have been no significant revenues earned by the Company to date.

Additionally, the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the nine months ended September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company's Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company's restricted common stock, or a combination of both. Accordingly, for the nine months ended September 30, 2005, $135,000 has been accrued and charged to General and Administrative Expense. During the nine months ended September 30, 2004, Sholeh Hamedani provided services to the Company at a fair market value of $135,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period.

Advances

In February 2005, the Company owed Shadrack Films, Inc., our parent company, approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3, 2002 when it agreed to fund all of the Company's operations. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of the debt owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.07 per share which was based upon the only recorded direct sale of shares by the Company to date which occurred in July of 2002.

Shadrack Films, Inc. is an entity owned and controlled by the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares of the Company's common stock, of which it sold 1,276,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4 (1-1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 with 70,000 restricted shares of the Company's common stock. None of the restrictive legends have been removed. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,041,988 post-split shares of the Company's common stock or 52.3% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of September 30, 2005 owns 52.3% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Licensing Agreement

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003. The amended license agreement reduces the license fee for The Children's Internet(R) technology payable to TDN from $3.00 to $1.00 per monthly subscription. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below.

Stock Options Granted

As noted above, on February 15, 2005, the Company issued an option to purchase up to 18,000,000 shares of the Company's restricted common stock at an exercise price of $0.07 per share which was based upon the only recorded direct sale of shares by the Company to date which occurred in July of 2002, and a full value of $5,670,000 if all the options were to be converted. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides TDN with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

Also on February 15, 2005, the Company's Board of Directors granted Tyler Wheeler, the Company's Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 shares of the Company's restricted common stock at an exercise price of $0.07, and a full value of $315,000 if all the options were to be converted. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant.

Both options to purchase Company shares were valued at $0.315 per share. Both of the above options were valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that all of the acquirable shares are restricted.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On February 25, 2005, the Company entered into a one-year agreement with Crosslink Financial Communications, Inc., a California corporation, for consulting services related to stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals. As compensation for these services, Crosslink received 200,000 restricted shares of the Company's common stock valued at $0.33 per share, monthly stock compensation of 8,000 restricted shares of common stock, and $5,000 per month from which Crosslink will pay for complementary services (e.g., other mailing services, email services, data base extensions) of not less than $1,500 per month up to an average of $2,500 per month. During the nine months ended September 30, 2005, Crosslink had received a total of 256,000 restricted shares of the Company's common stock under this agreement.

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA. to exclusively manage the distribution of the Company's television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets.

NOTE 4 - COMMON STOCK

On February 15, 2005, the Company's Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split was March 11, 2005.

NOTE 5 - INCOME TAXES

State Franchise Taxes have been recorded as an expense. All returns due have been filed and the 2005 tax was paid when due. The Company has made a provision for the amount due for 2002 through 2004 and is awaiting notification by the Franchise Tax Board of the actual amount owed. In management's opinion, the amount set aside is adequate to cover the tax due, including any additional charges for interest and penalties.

NOTE 6 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 2, the Company's Board of Directors granted an option to Two Dog Net, Inc. to purchase currently restricted common shares. This option was valued at $5,670,000. This amount has been recorded as a deferred charge and will be amortized into expense as subscription revenues are recognized.

Non-employee Compensation

As explained in Note 2, the Company's Board of Directors granted an option to Tyler Wheeler, to purchase restricted common shares. This option was valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company's Statement of Operations for the nine months ended September 30, 2005.

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

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through September 30, 2005 and for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" and our unaudited financial statements, including the related notes to the financial statements.

--------------------------------------------------------------------------------
                                                                 For the period
                                                                 from September
                                                                    25, 1996
                                 For the nine     For the nine     (inception)
                                 months ended     months ended       through
                                 September 30,    September 30,   September 30,
                                     2005             2004            2005
--------------------------------------------------------------------------------
Statement of Operations Data
--------------------------------------------------------------------------------
Net sales                                 --               --               --
--------------------------------------------------------------------------------
Operating expenses              $    986,225     $    287,449     $  2,789,159
--------------------------------------------------------------------------------
Operating loss                  ($   986,225)    ($   287,449)    ($ 2,789,159)
--------------------------------------------------------------------------------
Net loss                        ($   987,025)    ($   288,249)    ($ 2,792,359)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                              As of September 30, 2005
--------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------
Total assets                                         $5,728,101
--------------------------------------------------------------------------------
Total liabilities                                    $  627,827
--------------------------------------------------------------------------------
Total stockholders' equity                           $5,100,274
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

We believe The Children's Internet(R) service provides completely safe, unrestricted live access to the Internet. The cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net. We intend to utilize the infomercial to introduce The Children's Internet(R) service to the public, as well as build brand recognition and generate customer subscriptions. We plan to first conduct a media test. We believe the results from the media test will give us the platform to launch the advertising campaign on a national basis thereafter and be the basis for the ongoing infomercial media schedule anticipated for 2006.

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

Simultaneously, the Company entered into a Loan Agreement with five shareholders, none of whom was an affiliate of the Company, nor a shareholder of Shadrack. These Shareholders then loaned some of the proceeds to Two Dog Net, which in turn loaned some of these funds to our parent company, Shadrack, which in turn has loaned the Company all of its operating capital to date. In consideration for this agreement, each such shareholder or their designee, was issued four shares of the Company's restricted common stock in exchange for every one freely tradable share owned by the five shareholders, as a debt financing fee.

As of September 30, 2005, we had net loss from inception of approximately $2,792,000, of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our President, Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $859,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which options to purchase common stock were issued, $135,000 represents accrued officers compensation and the balance of $313,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that, for the nine months ended September 30, 2005, averaged $10,400 per month in operating costs, exclusive of professional fees and time donated by employees. The accrued account payable due to Shadrack Films is an open account payable. Currently, the accrued balance of this account is approximately $373,000. Shadrack is under no obligation to continue to fund our operations and could stop at any time without notice. We estimate that we need a minimum of $350,000 in cash to continue our operations for the next twelve months. At February 15, 2005, the amount due Shadrack was approximately $457,000. Consequently on February 15, 2005, the Company's Board of Directors authorized the conversion of all debt owed to Shadrack of approximately $457,000 into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per share.

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

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA. to exclusively manage the distribution of the Company's television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets.

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

      (b) Evaluation of Disclosure Controls and Procedures and Remediation.

      In connection with the restatement, under the direction of our Chief Executive Officer and Controller and outside counsel, we have reevaluated our disclosure and controls procedures. We have identified material weaknesses in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company has implemented a new review system whereby all agreements which have a material effect on the Company will be reviewed by the Company's President and outside counsel. Agreements will be forwarded by the President to the Company's auditor which will keep copies in its files for reporting purposes. Additional copies will be forwarded to the Company's accounting department where it will be logged and processed for follow-up.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 24, 2004, Oswald & Yap, A Professional Corporation ("O&Y") filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. The amount claimed was reduced subsequently to $37,378.43, which was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract, account stated, and quantum merit. The Company disputes the amounts alleged owed, alleging that some payments have not been credited by O&Y and that O&Y's services were otherwise unsatisfactory. O&Y ultimately submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases that the Company rejected.

The Company has cross-claimed against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in defending the cross-claim, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Trial is set in the matter for March 20, 2006.

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

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the agreement between the Company and Crosslink Financial Communications, Inc., ("Crosslink") dated February 25, 2005, the Company agreed to issue Crosslink 200,000 restricted shares of the Company's common stock valued at $0.33 per share and a monthly stock compensation of 8,000 restricted shares of common stock as part of its compensation for services provided to the Company during the one-year term of the agreement. During the nine months ended September 30, 2005, Crosslink received a total of 256,000 restricted shares of common stock under this agreement. The shares are exempt from registration issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

DATED: November 15, 2005                The Children's Internet, Inc.

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