Form 10KSB
period 2005-12-31
CHILDRENS INTERNET INC
filed 2006-04-18
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-29611

THE CHILDREN’S INTERNET, INC.
(Name of small business issuer in its charter)

Nevada	20-1290331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Hopyard Rd, Suite 320 Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (925) 737-0144

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
 ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes ☒ No ☐

i

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

For the fiscal year ended December 31, 2005, the Company’s revenue was $0.00.

As of March 31, 2006, the aggregate market value of the common equity held by non-affiliates computed by reference to the closing price at which the common equity was sold, was $8,074,805.

As of March 31, 2006, there were 26,858,138 post-split shares of the Company’s common stock outstanding.

ii

TABLE OF CONTENTS

		Page
PART I

ITEM 1	DESCRIPTION OF BUSINESS	1

ITEM 2	DESCRIPTION OF PROPERTY	6

ITEM 3	LEGAL PROCEEDINGS	6

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	8

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND PLAN OF OPERATIONS	10

ITEM 7	FINANCIAL STATEMENTS	15

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 8A	CONTROLS AND PROCEDURES	16

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	17

ITEM 10	EXECUTIVE COMPENSATION	19

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21

PART IV

ITEM 13	EXHIBITS	22

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23

SIGNATURES		25

iii

PART I

ALL SHARE AMOUNTS REFLECT THE COMPANY’S 2:1 FORWARD SPLIT OF ITS ISSUED AND OUTSTANDING SHARES OF COMMON STOCK AS DECLARED EFFECTIVE BY NASDAQ ON MARCH 11, 2005 UNLESS OTHERWISE INDICATED.

Forward-Looking Statements

Certain portions of this Annual Report on Form 10-KSB contain “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of The Children’s Internet, Inc. (the Company) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements, including that the Company’s lack of revenue is not necessarily indicative of its future revenue levels or future financial performance. The Company’s future operating results are dependent upon many factors, including but not limited to: (i) whether the Company is able to obtain sufficient funding to fund its operations and business; (ii) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business; (iii) competitive factors and developments in the industry in which the Company competes; (iv) intellectual property protection; and (v) any economic conditions that would negatively affect the Company’s business and expansion plans.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations, Inc. We changed our name to The Children’s Internet, Inc. on December 27, 2002. We are a development stage company and currently have no revenues, only minimal assets, and have incurred losses since our inception.

On July 3, 2002, Shadrack Films, Inc. (“Shadrack”) purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming our parent company. Our Chief Executive Officer and one of our directors, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack.

On September 10, 2002, we entered into a License Agreement with Two Dog Net, Inc. (“Two Dog Net”) to acquire a worldwide exclusive license to market and sell The Children’s Internet® service. We were required to pay Two Dog Net a monthly royalty payment of 7% of net sales of The Children's Internet® product. We acquired the license for $2,000,000 required to be paid no later than September 10, 2004.

This original agreement did not reflect the intent of the parties and on March 3, 2003, we replaced the License Agreement with a Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. This Wholesale Sales and Marketing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children’s Internet® service and wholesale dial-up Internet service of Two Dog Net. We agreed to pay Two Dog Net a per user charge of $3.00 per month for each subscriber accessing The Children’s Internet® service. The Wholesale Sales & Marketing Agreement has a term of five years and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term. We are moving ahead with marketing The Children’s Internet® but have no plans to offer dial-up services, as allowed by our agreement with Two Dog Net.

In February 2005, we amended the Wholesale Sales & Marketing Agreement reducing the per user charge from $3.00 to $1.00 paid per month. In consideration for this decrease, on February 15, 2005, the Company granted Two Dog Net, or its designees an option (the “Option”) to acquire up to 18,000,000 post-split shares of our restricted common stock at a price of $0.07 per share, exercisable in whole or in part at any time for five years from the date of grant. The Option also provides for “piggy back’ registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

Our Chief Executive Officer, and one of our directors, Sholeh Hamedani, was President of Two Dog Net until she resigned on August 1, 2002. Ms. Hamedani, a co-founder, also owns approximately 10% of the total outstanding shares of common stock of Two Dog Net. Ms. Hamedani’s father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net. See Item 12, “Certain Relationships and Related Transactions.”

Principal products or services and their markets

The Children's Internet® offers access to pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super portals to learning activities and educational resources all within, a protected online environment. We believe that the proprietary, patent-pending security software, SafeZone Technology®, offers security against Internet predators and Internet content that is inappropriate for children. The target market for The Children’s Internet® is the 48 million children on-line in 2002 (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002), as well as America’s schools, which are connected to the Internet. The rate of general Internet use in the United States is expected to grow by 2 million new users per month. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002.) Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002)   A third of parents with kids in grades K-5 say they have, or will, use the Internet as a learning tool at home with their child. Nearly 56 percent of parents are concerned that their kids view only age-appropriate content when logging on from the classroom. (Consumer Internet Barometer study done in 3rd quarter of 2005) Risk of exposure to pornography and online predators is a growing danger. The number of pornographic websites has increased by 140% to 372 million web pages and continues to grow. Child pornography requests online have accumulated to 43 billion per year. (Pew Internet and American Life Project study 2005)

Competition

In the past five years, competition in our market segment of protective software and secure online browsers and services for children ages pre-school to junior high has significantly declined as many of the companies providing these services and products have gone out of business. However, the market for Internet products and services is still highly competitive and there is no substantial barrier to entry in these markets. Although we currently believe that the diverse segments of the Internet market provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

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

We compete with other providers of security software, information and community services. Many companies offer competitive products or services addressing filtering of Internet content, including, among others, Net Nanny (Net Nanny Software, Inc.), Cyber Patrol (The Learning Company), Cyber Snoop (Pearl Software, Inc.), Cyber Sentinel (Security Software Systems, Inc.), Cybersitter 97 (Solid Oak Software, Inc.), SurfWatch (SurfWatch Software, Inc.), Clever Island (Alfy, Inc.) and 8e6 Home (Log On Data, Inc.). Inc.). In addition, we compete with online services such as Yahooligans! (Yahoo!), an Internet navigator designed for children in grades K-12; America Online (America Online, Inc.), which offers parental control options for Internet access; and Disney's Blast Online, which also offers child-oriented Internet navigation. These companies already have an established market presence, and are far ahead of us in gaining market share. Also, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or commercial online services such as the Microsoft Network (“MSN”) and America Online (“AOL”), currently offer and could further develop, acquire or license Internet search and navigation functions that could compete with our product.

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

Sources and availability of raw materials and principal suppliers

We currently offer one product, The Children’s Internet® service, through our agreement with Two Dog Net. Because our plan is to initially focus on establishing a base of subscribers to the primary service, we currently do not have plans to offer dial-up Internet service as allowed by our agreement with Two Dog Net. Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for any revenues. If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do. In such an event, we could be forced to cease operations entirely.

We are also dependent upon private third party providers such as EmeryTech Data Center to host our servers and provide the principal Internet connections for The Children’s Internet®. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, operating results, and financial condition.

Dependence on one or a few major customers

Since our recent product launch in March of 2006 we have acquired minimal retail customers, but do not have any major customers.

Intellectual property

Our success is dependent on the proprietary technology developed by Two Dog Net that we market and sell. Two Dog Net owns the proprietary technology underlying The Children’s Internet® service. We do not have any patents, pending or otherwise. The following is a list of the intellectual property we have the exclusive rights to use from Two Dog Net:

•	“The Children's Internet®" registered trademark;
•	“SafeZone Technology®” registered trademark;
•	The SafeZone Technology® software patent application pending; and
•	“Two Dog Net™” trademark.

“Children’s Internet” is a trademark of Two Dog Net and was registered with the U.S. Patent and Trademark Office on October 9, 2001 as Registration Number Serial Number 75378450. We do not hold any registered service marks or trademarks.

Two Dog Net filed U.S. Patent Application No. 08/971,447 for the SafeZone Technology® software on or about December 1, 1997 and, on or about November 20, 2000, filed a continuation application. They have advised us that there is no assurance that the patent will ever be issued and that the patent application process may continue through the year 2006.

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

Research and Development

Based on our agreement with Two Dog Net, we will continue to look to Two Dog Net for research and development and will continue to rely on Two Dog Net to keep The Children’s Internet® technology current. To date, all of the research and development efforts have been performed by Two Dog Net.

Over the course of the past eight years, Two Dog Net has been focused on the development of SafeZone Technology®, The Children’s Internet®, and the creation of unique user interfaces and feature functionality for The Children’s Internet®. In the future, in association with Two Dog Net, we will explore ways to leverage our current knowledge on compatible product enhancements. For example, some of the development may focus on interactive learning systems, a parent’s portal, multiple participant interactive games for children, a companion product to The Children’s Internet® aimed at the teen market, and on-line books.

We will only begin development of new products after we have successfully launched The Children’s Internet® and feel comfortable that the research and development effort will not dilute our focus and resources from the success of The Children’s Internet®.

Staff and Consultants

We currently have five individuals serving as our full-time staff: Sholeh Hamedani, Roaya Hamedani, Tyler Wheeler, John Heinke and Bill Arnold. On December 30, 2005, we hired Bill Arnold as our full-time president. Bill Arnold had served as our Investor Relations consultant during the last ten months of 2005, through Crosslink Financial Communications, Inc. as discussed in the following paragraph. During 2006, we anticipate hiring additional staff. Except for Sholeh Hamedani and Bill Arnold, the services of our staff have been provided to the Company through the Parent Company or Two Dog Net, Inc. without charge. We hire independent contractors on an “as needed” basis only. We have no collective bargaining agreements.

On February 25, 2005 we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which Bill Arnold is the principal shareholder. The agreement, which was originally for a 12 month term commencing February 25, 2005. The agreement was terminated at the end of December 2005 after Bill Arnold was named President of the Company. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management.

For undertaking this engagement the Company issued to Crosslink a “Commencement Bonus” payable in the form of 200,000 restricted post-split shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month, never less than $1,500 per month. During the months of March through December 2005, Crosslink received an additional 80,000 restricted post-split shares, bringing their total remuneration to 280,000 shares and $50,000.00 under this agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our parent company, Shadrack, has agreed to allow us to operate from its offices located at 5000 Hopyard Rd., Suite 320, Pleasanton, CA 94588 under a verbal lease revocable at any time without prior notice. These offices are 2,059 square feet and are leased by Shadrack from Principal Life Insurance Company, an Iowa corporation. From March 22, 2004 until April 30, 2004, we occupied the office space on a rent-free basis. From month two (May 2004) through 13 the basic rent per month was $3,603, for months 14 through 25 the basic rent per month is $3,706 and for months 26 through 37 the basic rent per month will be $3,809 under a lease agreement that expires on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

On November 24, 2004, Oswald & Yap, A Professional Corporation (“O&Y”), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378.43 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378.43 was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y’s services were otherwise unsatisfactory. On May 9, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

The Company filed a cross-complaint against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Trial is set in the matter for November 13, 2006 in Department C16 of the Orange County Superior court.

The cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by TCI against O&Y, and the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that TCI could immediately raise capital on the relevant markets and that in advising TCI through the purchase, O&Y failed to properly advise TCI as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, TCI alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company’s [D.W.C. Installations, Inc., a Nevada Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due.

On September 30, 2004 the Company received a demand for arbitration from its former auditor, Stonefield Josephson, relating to the collection of approximately $21,700 in fees owed by the Company for accounting services which were disputed by the Company. The parties settled their dispute and on November 30, 2004 entered into a Settlement Agreement and Mutual General Release, which was executed on December 10, 2004. Pursuant to the Settlement Agreement the Company agreed to pay Stonefield Josephson the sum of $15,500 in two installments. Subsequently, on January 18, 2005 the first installment of $7,750 was paid and the second and final installment of $7,750 was paid on March 4, 2005.

The Company is subject to a claim by Stonefield Josephson, Inc., the former accountants for the Company, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. No formal legal proceedings have been initiated.

On May 23, 2005, the Company announced that it had been informally advised by the National Association of Securities Dealers, Inc. (NASDAQ) that its request for a hearing relating to the continued listing of the Company's common stock on the Over the Counter Bulletin Board (OTC:BB) was granted. The date of the hearing was set for June 9, 2005. The Company’s annual report on 10-KSB was filed prior to the hearing time, and subsequently the temporary suffix “E” was removed from the Company’s trading symbol on June 29, 2005 and the Company continues to be listed on the OTC:BB.

SEC Investigation

As previously disclosed by the Company on August 15, 2005, November 15, 2005, and January 3, 2006, that on July 19, 2005, the Company and its auditors and its former auditors received notice from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an “informal inquiry” to determine if there have been “any violations of the federal securities laws” by the Company. On December 27, 2005, the Company received notice from the Securities and Exchange Commission that the Commission had elevated its inquiries to a formal investigation for possible violation of the securities laws resulting from the Company’s restatement of its financial statements for fiscal years 2002 and 2003 and certain interim periods in fiscal year 2004. The inquiry is non-public and is not to be construed as stated to the Company by the Commission is not an indication by anyone that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security.

The Company is currently seeking resolution of the staff’s investigation by virtue of settlement.  A potential settlement likely may include the Company and/or its principals consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from current key members of management being barred from serving as either directors or officers of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its principals who raised approximately $2,722,000 through sale of Company stock by their nominees to third parties and/or sales by certain individuals of approximately $215,000 and/or sales by Shadrack who subsequently directly sold 1,277,150 shares for $753,000.

From inception, Shadrack, the parent company, advanced to the Company approximately $1.1 million for operations. While the exact amount of the disgorgement of profits and/or penalties can not be determined at this time, the ability to pay them by the Company is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of these settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was approved for trading in the OTC Bulletin Board on December 23, 2004 under the trading symbol CITC.OB. Actual trading of our shares began on February 23, 2005. The following are the approximate high and low closing bid quotations on the OTC Bulletin Board since the first quarterly period of trading as reported on the online resources of Market Watch and Yahoo! Finance:

Period	High Closing Bid	Low Closing Bid
1st Quarter 2005	$6.35	$1.75
2nd Quarter 2005	$8.40	$1.37
3rd Quarter 2005	$1.61	$0.58
4th Quarter 2005	$0.75	$0.42
1st Quarter 2006	$1.15	$0.43

Holders

As of March 31, 2006, there were 304 shareholders of record. The Company's transfer agent is Transfer Online, 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Shares Issued During Fiscal 2005

The Company issued post-split 13,334,628 restricted shares during the 2005 fiscal year. 13,054,628 post-split shares were issued in the conversion of debt owed by the Company to Shadrack Films, Inc. (the Parent Company) as explained in Item 6 under the heading “Plan of Operation”. 280,000 shares were issued to Crosslink Financial Communications, Inc., as discussed previously in Item 1 under the heading “Staff and Consultants”. The Company did not issue any shares during the 2004 fiscal year.

Other Matters

In a Stock Purchase Agreement dated October 11, 2002, our original shareholders sold their 2,237,000 post-split shares of our common stock to various purchasers, two of whom are related parties to our management, Nasser Hamedani, Sholeh Hamedani’s father, and Soraiya Hamedani, Sholeh Hamedani’s sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our Chief Executive Officer, Chief Financial Officer, and Chairman. Some of these purchasers resold their shares to unrelated third parties. Some of the proceeds received from the sales of the purchaser’s stock was loaned to Two Dog Net who, in turn, loaned a portion of the proceeds to Shadrack, our parent company, to finance our operations. These amounts are reflected on the financial statements as “Due to Parent Company”. Our Chief Executive Officer, and one of our directors, Sholeh Hamedani, is the sole shareholder of Shadrack, our parent company.

Pursuant to the Stock Purchase Agreement dated October 11, 2002, the Company entered into a subsequent agreement with five shareholders, none of whom was an affiliate of the Company, to issue four shares of its restricted common stock in exchange for every one freely tradable share owned by the five shareholders as a debt financing fee. No stock certificates for the 8,948,000 post-split shares were issued by the Company until the second quarter of 2005, nor accounted for in its financial statements or disclosed in SEC filings prior to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Selected Financial Data

The following selected financial data for the period from September 25, 1996, the date of our inception, through December 31, 2005 and for the fiscal year ended December 31, 2005 were derived from our financial statements and notes thereto included in this annual report which are audited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation", below, and our audited financial statements, including the related footnotes.

	For the year ended December 31, 2005	For the period from September 25, 1996 (inception) through December 31, 2005
Statement of Operations Data:
Net sales	$0	$0
Operating expenses	$1,257,057	$3,059,991
Operating loss	($1,257,057)	($3,059,991)
Net Loss	($1,257,857)	($3,063,991)

As of December 31, 2005
Balance Sheet Data:
Total assets	$5,821,773
Current liabilities	$364,257
Long-Term Liabilities	$621,234
Total stockholders' equity	$4,836,282

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net’s proprietary and patent pending secured Internet service for pre-school to junior high school aged children called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to Two Dog Net from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

The Company released The Children’s Internet®, version 9.0, to the market on March 2, 2006. The Company is the exclusive marketer and distributor of The Children's Internet® membership-based service created just for kids. In the August 2004 issue of PC Magazine The Children's Internet® was ranked as Editors' Choice in the category of "Kids' Browsers and Services," and was voted number one over AOL, EarthLink and MSN Premium 9. We believe The Children's Internet® is the most comprehensive, smart solution to the problems inherent to a child’s unrestricted and unsupervised Internet access. We offer a protected online service and "educational super portal" specifically designed for children, pre-school to junior high, providing them with SAFE, real-time access to the World Wide Web; access to hundreds of thousands of the best pre-selected, pre-approved educational and entertaining web pages accessed through a secure propriety browser and search engine.

During 2005 the technology on which the product is based was updated and numerous additional features like secure e-mail were added and the functionality of the service was improved.

We also created a User Advisory Group that served as critical advisors with respect to both content and technical aspects of the product. This group was disbanded in December 2005 after providing very valuable constructive commentary and with the understanding that the only components to be finalized were secure email and an enhanced search engine. Those components have now been added.

Additionally during 2005 we identified and, where appropriate, contracted with third party companies to outsource non-strategic core competencies to provide administrative support services and effectively put in place the infrastructure to support the growth of the business. These outsource providers will handle telemarketing and the order taking process and media placement.

The Business Model

The product sells for $9.95 per month to the consumer. The user must already have internet access, either through dial-up, DSL or cable broadband. We utilize both retail and wholesale channels of distribution.

The Company will focus on establishing long term, value-driven relationships with:

•	Parents and Kids
•	The School Market: School Administrators and Teachers
•	Major ISP’s such as Comcast, Yahoo, AOL, etc.
•	Non-profit organizations such as religious groups, Boy Scouts and Girl Scouts, etc.
•	ISP customers with an interest in protecting their families

With the product now launched and generating minimal revenues, we are affecting a broad based Sales and Marketing Plan. We will focus our sales and marketing programs on five distinct areas where we can produce revenue:

1.
Consumer Sales- We are selling monthly subscriptions of the service directly to consumers via a nationwide Sales Agent program. We introduced a Sales Agent program on January 11, 2006 and began enrolling independent Sales Agents to sell subscriptions to The Children’s Internet® service on a commission only basis. A monthly commission of $2.00 per subscriber is paid to the sales agent and continues as long as the subscriber is enrolled with our service. These independent Sales Agents have already demonstrated the ability to introduce the product to some of the nations largest ISPs, retailers, merchandisers and fast food companies.

Consumers may also acquire the product directly from the Company via our website at: www.thechildrensinternet.com.

2.
Wholesalers- We sell The Children's Internet® to independent distributors, resellers and ISPs who will sell it as a value-added service to their current customer base. Targets would include companies such as Comcast, AT&T, EarthLink and the hundreds of “local” ISPs throughout the United States. In these situations, the business model changes dramatically as we would not be engaged in billing, collecting, customer service or level one technical support.

3.
Charitable organizations- We will “partner” with non-profit organizations to have them market the product. Targets would include large religious organizations, various scout programs, Internet safety activists, law enforcement agencies, etc. Moreover, we offer any age-appropriate school, public or private, 20 free licenses for a year. From there, we expect Parent Teacher Associations to use the product as a fund raiser, deepening our penetration into the homes of children.

4.
Infomercials- Subject to securing financing, the cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net. This infomercial will be re-edited and updated. We then intend to utilize the infomercial to launch the advertising and consumer marketing program to build brand recognition and to generate revenues from customer monthly subscriptions. We plan to first conduct a limited media test to identify what television stations in various geographical markets generate the most response. From the media test we will be able to build the media plan to launch the advertising campaign on a national basis thereafter and will be the basis for the ongoing infomercial media schedule.

5.
International marketing- the Company has been approached by identified resellers in Europe and Mexico and will accommodate them as we are successful in the United States. Canada and Australia are obvious targets for development. A Spanish language version will ultimately open doors throughout Latin America and Spain.

Channels of Distribution:

The Children's Internet, Inc. will employ both direct and indirect sales channels.

Also subject to secure financing we will hire a direct sales force. The primary targets will be the largest Internet Service Providers as well as other national organizations that market to the most appropriate demographic for our service. We believe one or more of the largest ISPs in the United States will recognize the first mover advantage opportunity and will use The Children’s Internet to not only offer this much needed product to their existing customers, but also to take significant market share from their competition. We also believe that almost any company that markets to our demographic will want to seize the public relations good will that will accrue to any company offering our service.

The indirect channel, composed of non-salaried independent agents and wholesale distributors, will target a wide range of opportunities, from local charities to national organizations where they may have an influential contact. These agents/distributors will have the opportunity to employ secondary resellers to work for them, but we will not market using a multi-level marketing plan. The Company expects to have 30 sales agents by the end of 2006, growing to 100 by the end of 2007.

Future products and services

In the future we anticipate generating revenues via advertising sold to the purveyors of children goods and services. As well, we intend to engage in the merchandising of

The Children’s Internet® themed products, from clothing to toys to books, but for the foreseeable future we will focus strictly on the successful distribution of our core service.

Market Share, Cash Flow and Profitability

Although market data is not exact, and varies depending on the source, our plan is based on the belief that in the United States alone there are an approximately 48 million homes with internet access with children under the age of 16. Our model, with a mix of business generated from the respective channels of distribution, indicates we can be cash flow positive and profitable with less than 0.5% of the market.

As of December 31, 2005, we had net loss from inception of approximately $3,063,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $1,049,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which an option to purchase common stock was issued, $180,000 represents accrued officers compensation, and the balance of $349,000 consists primarily of occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that for the year ended December 31, 2005, averaged $10,900 per month in operating costs, exclusive of professional fees, time donated by our staff and officers’ time paid by a stock option or accrued during the year 2005. Through December 31, 2005, the amount funded by Shadrack totaled approximately $1,078,000. On December 31, 2005, the balance due to Shadrack was approximately $621,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice.

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA. to exclusively manage the distribution of the Company’s television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets.

Where practicable we plan to contract with third party companies to outsource all non-strategic core competencies to provide administrative support services such as level one technical support as well as to market The Children’s Internet® Service. We believe this strategy will minimize the number of employees required to manage our intended growth through 2006. In connection with this strategy back on August 14, 2003 we entered into two agreements, an Independent Sales Agreement and a Licensing Agreement, with Infolink Communications, Ltd, ("Infolink"), a sales organization in the Internet Infrastructure industry. Infolink was hired to bring the Company wholesale distributors, mainly Internet Service Providers who will sell and market The Children's Internet service to their end users. To date Infolink has brought to us minimal wholesale distributors who have generated no revenues. However, since the product release of The Children’s Internet ® Version 9.0, Infolink has resumed its efforts to proactively engage wholesale distributors. Nonetheless, there is no assurance that we will be able to enter into additional arrangements for marketing and administrative support services.

On February 25, 2005, we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which Bill Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a “Commencement Bonus” payable in the form of 200,000 restricted post-split shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month. The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005. On December 30, 2005, Bill Arnold was hired as The Company’s full-time President.

On May 5, 2004, our registration statement on Form SB-2 (“SB-2”) was declared effective by the SEC. The SB-2 registered 2,237,000 post-split shares for resale by our selling shareholders and an additional 8,000,000 post-split shares were registered for public sale directly by us. We had planned on using the proceeds, if any, from the sale of the shares registered for sale by us to fund the Company’s business plans and operations. However, we decided to de-register the 8,000,000 post-split shares and on October 19, 2004 we filed a post-effective amendment to the SB-2, which was declared effective by the SEC on October 25, 2004. As a result, we did not realize any of the anticipated funding we may have received from the sale of these shares. Since such time, we have not had any financing except from loans received from Shadrack.

Going Concern Uncertainty

Since our anticipated offering of new shares to the public was terminated, we have relied exclusively on loans from Shadrack to fund all of our expenses. There is no assurance that Shadrack will be able or willing to continue such funding indefinitely. We will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective July 16, 2004, the Company’s Board of Directors dismissed Stonefield Josephson, Inc. ("Stonefield") as its independent auditor for the fiscal year ended December 31, 2004 and approved the engagement of Marc Lumer & Company, Certified Public Accountants ("Lumer") as Stonefield's replacement. The decision to change auditors was approved by the Company's Board of Directors.

During the prior fiscal year, Stonefield’s report on the Company’s financial statements of the first quarter of 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified except as to uncertainty with respect to going concern, audit scope, or accounting principles. During the prior two fiscal years ended December 31, 2002 and December 31, 2003, and the subsequent interim period through July 16, 2004, there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield would have caused Stonefield to make reference to the matter in their reports. There were no "reportable events", as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Restatement.

In the course of the due diligence for the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004, our management identified an agreement that the Company had entered into with five of our shareholders on October 11, 2002. This agreement provided that in consideration for the agreement of these shareholders to loan an affiliate of the Company proceeds from the sale of their shares of common stock of the Company to third parties, the Company would issue four shares of its restricted common stock for every one share owned. The aggregate number of shares of restricted common stock that the Company was obligated to issue pursuant to the agreement was 4,474,000 pre-split (8,948,000 post-split) shares. The agreement was not disclosed in any of the Company’s previous SEC filings or otherwise included as an exhibit as a result of an error of omission. In addition, the 4,474,000 pre-split (8,948,000 post-split) shares to be issued were not included in any of the Company’s financial statements for the fiscal years ended December 31, 2003 or 2002, or in any interim reporting period through September 30, 2004.

Management brought this matter to the attention of its Board of Directors and the Board of Directors brought it to the attention of the Company’s independent auditor. After discussions with management, the Board of Directors determined that previously reported financial information for the Company be restated to reflect the agreement. In light of the expected restatement, the Company filed a Form 8-K on April 21, 2005 under Item 4.02 (a) advising that due to an error, its previously issued financial statements for the fiscal years ended December 31, 2003 and 2002 and such interim periods covered thereby and for the interim periods in fiscal 2004 should no longer be relied upon.

(b)	Evaluation of Disclosure Controls and Procedures and Remediation

In connection with the restatement, under the direction of our Chief Executive Officer and Controller, we have reevaluated our disclosure controls and procedures. We have identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company has implemented a new review system whereby all agreements which have a material effect on the Company will be reviewed by the Company’s President and outside counsel. Agreements will be forwarded by the President to the Company’s auditor which will keep copies in its files for reporting purposes. Additional copies will be forwarded to the Company’s accounting department where it will be logged and processed for follow-up. In addition to the above we will constantly monitor our procedures and when necessary hire outside consultants to make sure that the Company’s corporate compliance program is up to date with all SEC Rules and recommendations.

We believe that as of the date of this filing, the process enumerated above will remediate the current weaknesses that have been identified in our internal controls and procedures and further that with applicable training all relevant personnel will understand and apply the rules relating to disclosure of material agreements.

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position
Sholeh Hamedani	38	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
Jamshid Ghosseiri	66	Secretary, Director
Tyler Wheeler	35	Director
Roger Campos, Esq.	59	Director
Dale Boehm	37	Director
William L. Arnold	59	President

Ms. Sholeh Hamedani has been our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since August 23, 2002. From May 2002 through the present, she has served as the President, CEO and founder of Shadrack Films, Inc., our parent company. From July 1995 to August 2002, she was President and co-founder of Two Dog Net, a security solutions provider and software developer and an affiliate of the Company. She was responsible for managing product development of new technologies, as well as creating and implementing their marketing strategies. Ms. Hamedani’s experience includes local and national advertising campaigns on television, radio and print, as well as producing, scripting and directing educational video programs and television infomercials. Prior to Two Dog Net, Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989.

Mr. William L. Arnold has been President of the Company since December 30, 2005. Mr. Arnold has nearly 30 years of senior management experience in companies ranging from startups to Fortune 500 companies. After serving in senior level general management positions, including President of its second largest subsidiary, at Fortune 500 U. S. Leasing International. Subsequently he was President of LeasePartners, Inc. and later President of MicroResources, Inc. Prior to joining The Children's Internet, he co-founded Crosslink Financial Communications, Inc., specializing in consulting with microcap companies with respect to issues ranging from product positioning and sales management to conveying their value proposition to Wall Street. He has a history of successful implementation of leveraged business relationships with companies such as IBM, Hewlett-Packard, Merrill Lynch and Discovercard, making him highly qualified to both develop a field sales presence and negotiate and close the large-scale relationships the company will pursue. Mr. Arnold has an MBA from Auburn University.

Mr. Jamshid Ghosseiri has been a director since August 23, 2002 and Secretary since January 2, 2003. From January 9, 1989 through the present, he has served as Chief of the Microbiology Department at Mt. Diablo Medical Center. Mr. Ghosseiri has over 36 years of experience in the field of clinical microbiology and research in infectious diseases. He received a B.S. from San Jose State University in 1966 and completed his Post Graduate Studies in Infectious Diseases at Stanford University in 1969.

Mr. Tyler Wheeler has been our Chief Software Architect and a director since August 23, 2002. He co-founded Micro Tech Systems in 1989. In 1993, he and his father founded Integrative Systems, Inc., a hardware and software computer consulting firm. From January 1996 to August 2002, Mr. Wheeler served as Vice President of Technology at Two Dog Net. Mr. Wheeler completed a B.A. in Finance and Business Law at California State University, Fresno in 1996.

Mr. Roger Campos, Esq. has been a director since August 23, 2002. Mr. Campos received his B.A. in 1969 from the University of California at Santa Barbara and received his J.D. (law) degree in June 1972 from the United States International University (San Diego, CA). From February 2002 through the present, he has served as President and CEO of the Minority Business Roundtable, a national membership organization, based in Washington DC, for CEOs of the nation’s largest minority-owned companies. From January 2000 to February 2002, Mr. Campos was Executive Director of the Minority Business Roundtable. From January 1997 to January 2000, he served as Vice President of government relations for the Hispanic Association of Colleges and Universities. Mr. Campos provides consulting services in the areas of contracting, marketing, and business transactions.

Mr. Dale Boehm has been a director since August 23, 2002. From September 2002 through the present, Mr. Boehm is the Founder and President of Caspian Technology Concepts, a consulting firm specializing in network management services. Previous to this, Mr. Boehm served as Director of Sales at Qwest Telecommunications, Inc from July 2001 continuing until August 2002 where he was responsible for 90+ direct reports and all of the revenue in the National Accounts division in Illinois and Wisconsin. From December 2000 to July 2001, Mr. Boehm was the Regional Vice President of Central Region Sales at One Secure Inc., a managed security services provider enabling clients to co-manage firewalls. Mr. Boehm received his Certificate of Telecommunications Analysis from the University of Wisconsin-Milwaukee in 1994.

Key Staff

John J. Heinke, C.P.A. has been our Controller since September 2004. He received his B.A. Degree in Economics from California State University, Chico, and became a Certified Public Accountant in the District of Columbia in 1967. From 1996 to 2004, he was Accounting Manager at HighSoft, Inc., a software development company and reseller of computer products and services. Previously, Mr. Heinke served as Controller of SyberVision Systems where he directed the accounting and management information systems, as SyberVision grew from a startup to a $100 million company in four years. Other experience includes managing the accounting for a $1.7 billion investment portfolio at Prudential’s Real Estate Investment Department in San Francisco from 1978 through 1982. Previously, he was with Price Waterhouse, serving as Manager of the El Salvador office from 1974 through 1977.

Directors are elected to serve until the next annual meeting of stockholders or until their successors have been elected. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders.

Meetings of The Board of Directors and Information Regarding Committees

There currently are no committees of the Board of Directors. The Board of Directors met twice during the year 2005, on February 22, 2005 and on April 20, 2005, to manage various company issues.

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

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the last three fiscal years.
		ANNUAL COMPENSATION						LONG TERM COMPENSATION
								Awards			Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compen-sation ($)		Restricted Stock Awards ($)		Securities Underlying Options/ SARs (#)	LTIP Payouts ($)		All Other Compensation ($)
Sholeh Hamedani, CEO, CFO	2003 2004 2005	$ $	180,000[1]180,000[1] 180,000[2]	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	-0- -0- -0-	$ $ $	0 0 0	$ $ $	0 0 0

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $0.07, and a fair value of $315,000 if all the options were to be converted. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that all of the acquirable shares are restricted.

1 The officer did not charge the Company for her services - this amount was the estimated fair market value for comparable services and was recorded as additional paid in capital as of December 31, 2003 and 2004.
2 The officer’s salary was accrued but has not been paid through the date of this report.

No other options or SARs (Stock Appreciation Rights) were granted to any directors or executive officers during 2004 and 2005.

Employment and Related Agreements

William L. Arnold was appointed by the Chairman to act as the President of the Company beginning December 30, 2005, under an Executive Employment Agreement executed on the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a performance bonus of up to 50% of the annual salary and a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 post-split shares at an option price of $0.55 per share, which was more than the closing market price of $0.48 on the date of the agreement. One half of the Stock Option vests immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each of our directors, (ii) each our executive officers, (iii) all executive officers and directors as a group, and (iv) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities as of March 31, 2006.

Name	Number of Post-Split Shares	Percentage Beneficially Owned
Sholeh Hamedani, CEO, CFO, Director[3]	14,040,988	52.3%
Jamshid Ghosseiri, Ph.D., Secretary, Director	-0-	-0-
Tyler Wheeler, CTO, Director	1,000,000	3.6%
Roger Campos, Esq., Director	-0-	-0-
Dale Boehm, Director	-0-	-0-
All Officers and Directors as a group (5 people)	15,040,988	54.0%
Shadrack Films, Inc.[3,5]	14,040,988	52.3%
Two Dog Net, Inc.	18,000,000 [4]	39.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Chief Executive Officer, and one of our Chairman, Sholeh Hamedani, is the sole officer, director and shareholder of our parent company, Shadrack. Ms. Hamedani was also President of Two Dog Net, the owner of The Children’s Internet® technology until she resigned on August 1, 2002. Ms. Hamedani also owns approximately 10% of the total outstanding shares of common stock of Two Dog Net.

Ms. Hamedani’s father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net.

On July 3, 2002, we entered into a Plan of Reorganization and Acquisition agreement with Shadrack thereby obtaining a majority ownership interest and becoming our parent company. Pursuant to the agreement, we sold 2,333,510 newly issued post-split shares of our common stock to Shadrack in exchange for an aggregate purchase price of $150,000. Sholeh Hamedani is the sole officer, director and shareholder of Shadrack.

On September 10, 2002, we entered into a License Agreement with Two Dog Net to license Children’s Internet® technology and intellectual property. We paid $15,500 in cash to Two Dog Net in consideration for the License Agreement. This agreement was subsequently cancelled and on March 3, 2003, we entered into a new Wholesale Sales & Marketing Agreement with Two Dog Net. Under the terms of this agreement, we were to pay Two Dog Net $3.00 per month for each user accessing The Children’s Internet® service. The Agreement also provides that we will pay Two Dog Net $3.79 per month for each user accessing Internet dial-up service, but we have no plans to offer dial-up service. On February 15, 2005 the Company’s Board of Directors granted Two Dog Net an option to purchase 18,000,000 post-split shares of restricted common stock at an exercise price of $.07 per share exercisable for five years. The option was granted in consideration of amending the Wholesale Sales & Marketing Agreement reducing the per user charge from $3.00 to $1.00.

3 Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
4 Shares of common stock subject to options granted and currently exercisable, but not exercised as of March 31, 2006.
5 Consists of 14,040,988 post-split shares of common stock owned by Shadrack Films, Inc. formerly known as The Children’s Internet, Inc., a California corporation, of which Sholeh Hamedani is the sole shareholder.

In a Stock Purchase Agreement dated October 11, 2002 and in reliance on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933, our original shareholders sold 2,237,000 of their post-split shares of our common stock to various purchasers, two of who are related to our management, Nasser Hamedani, Sholeh Hamedani’s father, and Soraiya Hamedani, Sholeh Hamedani’s sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and Director. Some of these purchasers resold their shares to unrelated third parties, relying on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933. The proceeds received from the stock sale was loaned to Two Dog Net who, in turn, loaned a portion of such proceeds to Shadrack, and Shadrack loaned a portion of these funds to the Company to finance our operations. These amounts are reflected on the financial statements as “Due to Parent Company.” The original shareholders received their shares from us in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 15, 2005, the Company’s Board of Directors agreed to convert the debt owed to Shadrack of $456,912 into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per pre-split share based upon the only sale by the Company of shares of its common stock on July 3, 2002.

ITEM 13. EXHIBITS

Exhibits

3.1	Articles of Incorporation, dated September 25, 1996[6]
3.2	Certificate of Amendment of Articles of Incorporation, dated February 10, 2000[6]
3.3	Certificate of Amendment of Articles of Incorporation, dated December 27, 2002[6]
3.4	Certificate of Designation of Series A Preferred Stock, dated November 8, 2002[6]
3.5	Bylaws[6]
10.1	Plan of Reorganization and Acquisition, July 3, 2002[6]
10.2	Consulting Agreement with Alan Schram, dated June 28, 2002[6]
10.3	License Agreement dated September 10, 2002[6]
10.4	Amendment to License Agreement, dated November 5, 2002[6]
10.5	Wholesale Sales & Marketing Agreement, dated March 3, 2003[7]
10.6	Stock Purchase Agreement, dated October 11, 2002[8]

6  Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).
7 Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003 (SEC File No. 000-29611).
8 Incorporated by reference from Amendment 2 to the Company's Registration Statement on Form SB-2, filed on September 11, 2003, as amended (Registration No. 333-103072).
9 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 000-29611) filed on EDGAR August 14, 2003.

10.7	Co-Location Agreement, dated July 11, 2003[9]
10.8	Independent Sales Agreement with Infolink, dated August 14, 2003[8]
10.9	Licensing Agreement with Infolink, dated August 14, 2003[8]
10.10	Co-Location Agreement, dated September 26, 2003[10]
10.11	Exhibit number 10.11 not used
10.12	Agreement between the Company and Crosslink Financial Communications dated February 25, 2005[11]
10.13	Loan Agreement, dated October 11, 2002[12]
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marc Lumer & Company has been the Company’s independent auditor beginning with the second quarter of 2004. Stonefield Josephson, Inc. was the Company’s independent auditor during the first quarter of 2004.

Audit Fees

Marc Lumer & Co has billed aggregate fees of approximately $108,000 and $12,000 in the years ended December 31, 2005 and 2004, respectively, for professional services rendered in the audit of the Company's annual financial statements including the review of the Company’s Quarterly Reports on Form 10-QSB. Services in the year ended December 31, 2004 included the review of the Company’s Quarterly Reports on Form 10-QSB for the second and third quarters of 2004. Services in the year ended December 31, 2005 included review of the Company’s Quarterly Reports on Form 10-QSB and the examination of the restated financial statements of the years ended December 31, 2003 and 2002, as well as the audit of Company's annual financial statements for the year ended December 31, 2004.

Stonefield Josephson, Inc. billed aggregate fees of approximately $21,000 during the year ended December 31, 2004, for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB and on Form SB-2 Registration Statement. The final $15,500 of fees owed to Stonefield Josephson for services performed in 2004, was paid during the first quarter of 2005.

10 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-29611) filed on EDGAR August 15, 2005.
12 Incorporated by reference from the Company's ANnual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on June 9, 2005 (SEC File No. 000-29611).
13 Incorporated by reference to the Conpany's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-29611) filed on EDGAR August 15, 2005.

Tax Fees

Su-Gene, Inc. provided professional services in preparing the income tax returns for the Company and for advice on tax compliance and tax planning, for which approximately $1,100 and $2,000 was billed during 2005 and 2004, respectively.

Marc Lumer & Company and Stonefield Josephson, Inc. did not provide or bill for any professional services during the two years ended December 31, 2005 in connection with tax advise, tax compliance or tax planning.

All Other Fees

Neither Marc Lumer & Company nor Stonefield Josephson provided any other professional services for the Company during the years ended December 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

THE CHILDREN’S INTERNET, INC.

DATED: April 17, 2006	By:	/s/ Sholeh Hamedani
Sholeh Hamedani
Chief Executive Officer, Director (Principal Executive Officer)

DATED: April 17, 2006	By:	/s/ Sholeh Hamedani
Sholeh Hamedani
Chief Financial Officer, Director

(Principal Financial Officer and Principal Accounting Officer). In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jamshid Ghosseiri	Secretary, Director	April 18, 2006
Jamshid Ghosseiri

/s/ Tyler Wheeler	Director	April 18, 2006
Tyler Wheeler

/s/ Roger Campos	Director	April 18, 2006
Roger Campos

/s/ Dale Boehm	Director	April 18, 2006
Dale Boehm

INDEPENDENT AUDITOR’S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE CHILDREN’S INTERNET, INC

We have audited the accompanying balance sheets of The Children’s Internet, Inc. (formerly DWC Installations) (a Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years ended December 31, 2005 and 2004 and the period from September 25 1996 (inception) to December 31, 2005. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, The Children’s Internet, Inc. (formerly DWC Installations) (a Development Stage Company) as of December 31, 2005 for each of the two years ended December 31, 2005 and 2004 and the period from September 25 1996 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marc Lumer & Company

San Francisco, California

April 14, 2006

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Current Assets:
Cash	$103,849	$-
Deposit Held in Escrow	37,378	-
Total Current Assets	141,227	-

Equipment:
Equipment at Cost	11,422	-
Accumulated Depreciation	(876)	-
Book value of Equipment	10,546	-

Other Assets:
Deferred Charges - Related Company	5,670,000	-
Deferred Tax Asset, net of valuation allowance of
$635,853 (2005) and $213,119 (2004)	-	-

TOTAL ASSETS	$5,821,773	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$181,939	$76,243
Accrued Officer's Salary	180,000	-
Due to Parent Company	-	395,490
Taxes Payable	2,318	2,640
Total Current Liabilities	364,257	474,373
Long-Term Liabilities:
Due to Parent Company	621,234	-
TOTAL LIABILITIES	985,491	474,373

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 5)

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding.	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 26,858,138 shares (2005) and 13,523,510 shares (2004), issued and outstanding	26,858	13,524
Additional paid-in capital	7,872,615	1,317,437
Deficit accumulated during the development stage	(3,063,191)	(1,805,334)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,836,282	(474,373)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,821,773	$-

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the Year	From
		Ended December 31,	Inception
	2005	2004	to Date

REVENUE	$-	$-	$-

General and Administrative Expenses	1,257,057	379,979	3,059,991

Operating Loss before provision for
income taxes	(1,257,057)	(379,979)	(3,059,991)

Provision for Income Taxes	800	800	3,200

NET LOSS	$(1,257,857)	$(380,779)	(3,063,191)

Net Loss per Common Share
- basic and diluted	$(0.05)	$(0.03)	$(0.41)

Weighted Average Number of
Common Shares Outstanding
- basic and diluted	25,170,154	13,523,510	7,494,363

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
	Common Stock, after giving			Accumulated during the	Stockholders' Equity (Deficit)
	retroactive effect to 2 for 1		Additional	Development
	stock split on March 11, 2005		Paid-In Capital	Stage
	Shares	Amount
Balance, December 31, 2001	2,242,000	$2,242	$6,363	$(8,605)	$-
Issuance of common stock for cash
on July 3, 2002 at $0.0643 per
post-split share to activate the
development stage	2,333,510	2,334	147,666	-	150,000
Issuance of common stock for debt
financing fee on October 11, 2002
at $0.0643 per post-split share	8,948,000	8,948	566,408	-	575,356
Expenses paid by former officer on
behalf of the Company	-	-	2,000	-	2,000
Services performed as capital contribution	-	-	125,000	-	125,000
Net Loss (restated)				(966,894)	(966,894)

Balance, December 31, 2002	13,523,510	13,524	847,437	(975,499)	(114,538)
Services performed as capital contribution	-	-	290,000	-	290,000
Net Loss (restated)	-	-	-	(449,056)	(449,056)

Balance, December 31, 2003	13,523,510	13,524	1,137,437	(1,424,555)	(273,594)
Services performed as capital contribution	-	-	180,000	-	180,000
Net Loss	-	-	-	(380,779)	(380,779)

Balance, December 31, 2004	13,523,510	13,524	1,317,437	(1,805,334)	(474,373)
Issuance of common stock in exchange
for debt to parent company on 2/15/05
at $0.035 per post-split share	13,054,628	13,054	443,858	-	456,912
Option to purchase 18,000,000 post-split
shares at an exercise price of $0.07 per
share granted to Two Dog Net, Inc. on
2/15/05, valued at $0.315 per share	-	-	5,670,000	-	5,670,000
Option to purchase 1,000,000 post-split
shares at an exercise price of $0.07 per
share granted to Tyler Wheeler on
2/15/05, valued at $0.315 per share	-	-	315,000	-	315,000
Issuance of common stock for consulting
services by Crosslink Financial Communi-
cations, Inc. on 2/25/05 at $0.33 per
post-split share	200,000	200	65,800	-	66,000
Issuance of common stock for consulting
services by Crosslink Financial Communi-
cations, Inc. - 8,000 shares on the 25th of
each month from March through December
2005 at an average of $0.76 per share	80,000	80	60,520	-	60,600
Net Loss		-	-	(1,257,857)	(1,257,857)

Balance, December 31, 2005	26,858,138	$26,858	$7,872,615	$(3,063,191)	$4,836,282

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,		Inception
	2005	2004	to Date

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$(1,257,857)	$(380,779)	$(3,063,191)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	876	-	876
Stock option compensation to director	315,000	-	315,000
Shares issued for services	126,600	-	701,956
Services performed as capital contribution	-	180,000	595,000
Expenses paid by former officer on behalf of company	-	-	5,000
Increase in current assets
Deposit held in escrow	(37,378)	-	(37,378)
Increase in current liabilities -
Accounts payable and accrued expenses	105,374	13,451	184,257
Accrued officer's salary	180,000	-	180,000
Net cash used in operating activities	(567,385)	(187,328)	(1,118,480)

CASH USED IN INVESTING ACTIVITIES:
Acquisition of equipment	(11,422)	-	(11,422)
Net cash provided by investing activities	(11,422)	-	(11,422)

CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	155,605
Advances from parent company, net	682,656	187,328	1,078,146
Net cash provided by financing activities	682,656	187,328	1,233,751

Net change in cash and cash equivalents	103,849	-	103,849

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$103,849	$-	$103,849

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

The Children's Internet, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 post-split shares were issued. The Company was primarily inactive until July 2002.

On July 3, 2002, Shadrack Films, Inc. (the Parent Company) purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming the parent company. Total issued and outstanding shares were increased to 4,575,510 post-split shares as a result of this sale. Subsequently, on December 27, 2002, the Company’s name was changed to The Children’s Internet, Inc.

On October 11, 2002, 8,948,000 newly issued restricted post-split shares of common stock were issued as a debt financing fee, pursuant to an agreement with five shareholders holding a total of 2,237,000 freely tradable post-split shares. These shareholders agreed to pay to Two Dog Net, Inc. (TDN), a related party, the proceeds of the sales of an unspecified number of their shares to third parties, and in return these shareholders or their designees received four restricted shares for each of their original freely-tradable shares. TDN in turn agreed to loan a portion of the proceeds to Shadrack Films, Inc. to finance the ongoing operations of the Company. TDN retained the remainder of the proceeds to help fund development costs of The Children’s Internet system, which is the product the Company is bringing to the marketplace. In view of the $575,356 agreed upon value of the newly-issued shares given up by the Company to obtain this financing, no interest is charged on the amounts loaned. The total net proceeds of the shares sold under this agreement was $2,228,292, and as of December 31, 2005 and 2004, $1,078,146 and $395,490, respectively, had been loaned to the Company by Shadrack Films, Inc.

On February 15, 2005, the Company 's Board of Directors authorized a 2 for 1 forward split of the Company 's issued and outstanding common stock to shareholders of record on March 7, 2005, to take the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

During the year ended December 31, 2005, an additional 13,334,628 restricted post-split shares of common stock were issued as explained in Notes 3 and 5, bringing the total of the Company's issued and outstanding post-split shares to 26,858,138 at December 31, 2005.

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities. The Company is devoting the majority of its efforts to activities focused on marketing The Children’s Internet® service and on financial planning, raising capital, developing sales strategies and new marketing materials and implementing its business plan. The Company is considered to be a development stage company even though its planned principal operations have commenced, because there have been no significant revenues earned by the Company to date.

Additionally, the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. At present, the Company has not generated any revenues from these established sources of revenue and has had net losses and negative cash flow since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Use of Estimates

The preparation of financial statement in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. During 2002 through 2004, the Company estimated the fair market value of the cost of wages, if paid, for the services rendered by its Chief Executive Officer and an outside consultant.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including accounts payable and accrued expenses, professional fees, and payable to related parties approximate fair value as of December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with FASB 144, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such losses are recognized in the statement of operations.

The cost of property and equipment is depreciated over the remaining useful lives of the assets, all of which currently are based on a three-year life. Depreciation is computed using the straight-line method for financial reporting, and at accelerated rates under the Modified Accelerated Cost Recovery System (MACRS) for income tax purposes. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the years ended December 31, as follows:
	2005	2004
Net loss	$1,257,857	$380,779

Cash flow from operations	$(567,385)	$(187,328)

The Company is being investigated by the Securities and Exchange Commission as explained in Note 5. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss Per Share

SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2005, the Company had 19,000,000 potentially dilutive post-split common shares outstanding, but has not included these shares in its computation of loss per share because doing so would decrease the loss per share, which is antidilutive and is not permitted by SFAS No. 128.

Comprehensive Income

As of December 31, 2005, the Company had no items that represent comprehensive income and therefore, has not included a Statement of Comprehensive Income in the accompanying financial statements.

Segment Reporting

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment. Through December 31, 2005 there have been no foreign operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows or results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153to have a material impact on the Company’s future financial position, cash flows or results of operations.

In December  2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method.  The Company is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005.  The Company has implemented this pronouncement, which included its application in fair valuing options granted in February 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not expect this pronouncement to have a material impact on the Company’s current results of operations, financial condition or cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation. Depreciation on these assets is based on a 3-year life. The majority of the office furniture and equipment utilized by the Company is owned by Two Dog Net, Inc. and provided to the Company free of charge.

	2005	2006
Computer Hardware	$6,281	$0
Computer Software	2,393	0
	11,422	$0
Less: Accumulated Depreciation	876	0

Total	$10,546	$0

NOTE 3 - RELATED PARTY TRANSACTIONS

Leases

The Parent Company leases the office space utilized by the Company and has provided the funds for the lease payments. The basic rent includes utilities and janitorial services, and under Shadrack’s current lease agreement is $3,603 per month through April 2005, $3,706 per month from May 2005 through April 2006, and $3,809 per month from May 2006 through April 2007. Annual rent expense was as follows:

Year	Amount
2005	$ 44,629
2004	$ 28,734

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's President, Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the year ended December 31, 2005, $180,000 has been accrued and charged to General and Administrative Expense. During the year ended December 31, 2004, Sholeh Hamedani provided services to the Company at a fair market value of $180,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period.

Advances

As of the date of this report, all of the Company’s funding has been through Shadrack Films, Inc., the Parent Company. The total amount advanced through December 31, 2005 and 2004 was $1,078,146 and $395,490, respectively. In February 2005, the Company owed Shadrack approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3, 2002 when it agreed to fund all of the Company’s operations. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.035 per post-split share which was based upon the only recorded direct sale of shares by the Company to date which occurred in July of 2002.

Shadrack Films, Inc. is an entity owned and controlled by the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4 (1-1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 post-split shares of the Company's common stock or 52.3% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of December 31, 2005 owns 52.3% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company’s Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN’s proprietary and patent pending secured internet service for children pre-school to junior high called The Children's Internet®. Under the terms of the agreement, the agreement is automatically renewed for additional five year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003. The amended license agreement reduces the license fee for The Children's Internet® technology payable to TDN from $3.00 to $1.00 per monthly subscription. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below..

Stock Options Granted

As noted above, on February 15, 2005, the Company issued an option to purchase up to 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $0.07 per share, and a fair value of $5,670,000. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides TDN with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

Also on February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $0.07, and a fair value of $315,000 if all the options were to be converted. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant.

Both options to purchase Company shares were based on a fair market value of $0.315 per post-split share. Both of the above options were valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that all of the exercisable shares are restricted.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On November 24, 2004, Oswald & Yap, A Professional Corporation (“O&Y”), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking unpaid legal fees in the amount of $50,985 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378.43 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378.43 was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y’s services were otherwise unsatisfactory. On May 5, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

The Company filed a cross-complaint against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Trial is set in the matter for November 13, 2006 in Department C16 of the Orange County Superior Court

The cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by TCI against O&Y, and the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that TCI could immediately raise capital on the relevant markets and that in advising TCI through the purchase, O&Y failed to properly advise TCI as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, TCI alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company’s [D.W.C. Installations, Inc., a Nevada Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due.

On September 30, 2003, the Company signed a 13-month colocation agreement to house the Company's search engine, servers and related equipment. For the years ended December 31, 2005 and 2004, the total amount paid was $34,800 for each year. The Company has continued under this agreement on a month to month basis.

On September 30, 2004, the Company received a demand for arbitration from its former auditor, Stonefield Josephson, relating to the collection of approximately $21,700 in fees owed by the Company for accounting services that were disputed by the Company. The parties settled their dispute and on November 30, 2004 entered into a Settlement Agreement and Mutual General Release, which was executed on December 10, 2004. Pursuant to the Settlement Agreement the Company agreed to pay Stonefield Josephson the sum of $15,500 in two installments. Subsequently, on January 18, 2005 the first installment of $7,750 was paid and the second and final installment of $7,750 was paid on March 4, 2005.

The Company is subject to a claim by Stonefield Josephson, Inc. seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,413. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. No formal legal proceedings have been initiated.

On February 25, 2005, the Company entered into a one-year agreement with Crosslink Financial Communications, Inc., a California corporation, for consulting services related to stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals. As compensation for these services, Crosslink received 200,000 restricted post-split shares of the Company's common stock valued at $0.33 per share, monthly stock compensation of 8,000 restricted post-split shares of common stock, and $5,000 per month from which Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) of not less than $1,500 per month up to an average of $2,500 per month. During the year ended December 31, 2005, Crosslink received a total of 280,000 restricted post-split shares of the Company’s common stock under this agreement.

The agreement with Crosslink Financial Communications, Inc. was terminated as of December 31, 2005, and William L. Arnold, the principal shareholder of Crosslink was appointed President of the Company, as explained in Note 10.

As previously disclosed by the Company on August 15, 2005, November 15, 2005, and January 3, 2006, that on July 19, 2005, the Company and its auditors and its former auditors received notice from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an “informal inquiry” to determine if there have been “any violations of the federal securities laws” by the Company. On December 27, 2005, the Company received notice from the Securities and Exchange Commission that the Commission had elevated its inquiries to a formal investigation for possible violation of the securities laws resulting from the Company’s restatement of its financial statements for fiscal years 2002 and 2003 and certain interim periods in fiscal year 2004.  The inquiry is non-public and is not to be construed as stated to the Company by the Commission is not an indication by anyone that any violation of law has occurred nor should it be considered a reflection upon any person, entity or security.

The Company is currently seeking resolution of the staff’s investigation by virtue of settlement.  A potential settlement likely may include the Company and/or its principals consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from current key members of management being barred from serving as either directors or officers of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its principals who raised approximately $2,722,000 through sale of Company stock by their nominees to third parties and/or sales by certain individuals of approximately $215,000 and/or sales by Shadrack who subsequently directly sold 1,277,150 shares for $753,000.

From inception, Shadrack, the parent company, advanced to the Company approximately $1.1 million for operations. While the exact amount of the disgorgement of profits and/or penalties can not be determined at this time, the ability to pay them by the Company is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of these settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA. to exclusively manage the distribution of the Company’s television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets.

NOTE 6 - COMMON STOCK

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

NOTE 7 - INCOME TAXES

The significant components of the company’s deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$635,853	$213,119
Less -Valuation allowance	(635,853)	(213,119)
Net deferred tax assets	$-	$-

For the year ended December 31, 2005, the valuation allowance was increased by $422,734 due to uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net loss of $1,257,857 for the year and an accumulated deficit of $3,063,191 at December 31, 2005.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the taxable loss due to the following:

	2005	2004
Computed expected tax benefits	$422,734	$68,264
Increase in valuation allowance	(422,734)	(68,264)

Provision (benefit) for income tax	$-	$-

As of December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of $1,870,155. This net operating loss carryforward will begin to expire in 2022. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward due to the assumption the Company may not generate sufficient income to utilize the future tax benefit.

State Franchise Taxes have been recorded as an expense. All returns due have been filed and the 2005 tax was paid when due. The Company made a provision of $2,318 as of December 31, 2005, for the actual amount due for 2002 through 2004, which was paid in full on January 26, 2006.

NOTE 8 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, the Company’s Board of Directors granted an option to Two Dog Net, Inc. to purchase currently restricted common shares. This option was valued at $5,670,000. This amount has been recorded as a deferred charge and will be amortized into expense as subscription revenues are recognized. As subscription income becomes effective, this asset will be evaluated periodically by management to determine if any adjustment for impairment of value is required.

Conversion of Debt to Common Stock

As explained in Note 3, on February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack Films, Inc., the Parent Company, into 13,054,628 post-split shares of the Company’s restricted common stock at a conversion price of $.035 per post-split share

Non-employee Compensation

As explained in Note 3, the Company’s Board of Directors granted an option to Tyler Wheeler, to purchase restricted common shares. This option was valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company’s Statement of Operations for the year ended December 31, 2005.

NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial information for the years ended December 31, 2005 and 2004 are noted below:

		2005
	Dec. 31	Sept. 30	June 30	March 31
Net Revenues	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-
Net (loss)	$(270,832)	$(207,345)	$(297,458)	$(482,222)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

		2004
	Dec. 31	Sept. 30	June 30	March 31
Net Revenues	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-
Net (loss)	$(93,329)	$(105,181)	$(85,678)	$(96,591)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

NOTE 10 - SUBSEQUENT EVENTS

An agreement with Crosslink Financial Communications, Inc. for various investor relations services, which is further explained in Note 5, was terminated as of December 31, 2005. William L. Arnold, the principal shareholder of Crosslink was appointed by the Chairman to act as President of the Company beginning on December 30, 2005, under an Executive Employment Agreement with the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a performance bonus of up to 50% of the annual salary and a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 restricted post-split shares at an option price of $0.55 per share, which was more than the closing market price of $0.48 on the date of the agreement. One half of the Stock Option vests immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified.