Form 10QSB
period 2006-03-31
CHILDRENS INTERNET INC
filed 2006-05-22
CIK 1106861

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-29611

                          THE CHILDREN'S INTERNET, INC.
        -----------------------------------------------------------------
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


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2006, there were 26,858,138 post-split shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

================================================================================

                          THE CHILDREN'S INTERNET, INC

                                      INDEX


                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION                                             1

Item 1.  Financial Statements (Unaudited)                                  1

         Unaudited Balance Sheet - March 31, 2006                          1
         Unaudited Statements of Operations - For the three months
         ended March 31, 2006 and 2005, and the period from
         inception to March 31, 2006                                       2

         Unaudited Statements of Cash Flows - For the three months         3
         ended March 31, 2006 and 2005, and the period from inception to March 31, 2006

         Notes to Unaudited Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Plan of Operation                                  11

Item 3.  Controls and Procedures                                           17


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds         20
Item 6.  Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

Current Assets:
     Cash                                                                   $     3,014
     Deposit held in escrow                                                      37,378
                                                                            -----------
                Total Current Assets                                             40,392

Equipment:
     Equipment at cost                                                           12,196
     Accumulated depreciation                                                    (2,051)
                                                                            -----------
                Equipment, net                                                   10,145
                                                                            -----------
Other Assets:
     Deferred charges - Related company                                       5,670,000
     Deposit - State Board of Equalization                                        2,000
     Deferred tax asset (net of valuation allowance of
       of $713,372)                                                                  --
                                                                            -----------
TOTAL ASSETS                                                                $ 5,722,537
                                                                            ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                  $   205,886
     Accrued officers' compensation                                             246,774
     Payroll taxes payable                                                        8,313
                                                                            -----------
                Total Current Liabilities                                       460,973
Long-Term Liabilities:
     Due to parent company                                                      683,349
                                                                            -----------
TOTAL LIABILITIES                                                             1,144,322
                                                                            -----------

COMMITMENTS AND CONTINGENCIES (NOTES  1, 2 & 3)

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 10,000,000 shares
       authorized; zero shares issued and outstanding                                --
     Common stock, $0.001 par value; 75,000,000 shares
       authorized; 26,858,138 shares issued and outstanding                      26,858
     Additional paid-in capital                                               7,892,198
     Deficit accumulated during the development stage                        (3,340,841)
                                                                            -----------
TOTAL STOCKHOLDERS' EQUITY                                                    4,578,215
                                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 5,722,537
                                                                            ===========

   The accompanying notes are an integral part of these financial statements

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  For the Three Months
                                                                                    Ended March 31,              From
                                                                              ---------------------------       Inception
                                                                                  2006             2005         to Date
                                                                              ------------    ------------    ------------
REVENUE                                                                       $         --    $         --    $         --

General and administrative expenses                                                277,650         482,222       3,337,641
                                                                              ------------    ------------    ------------
Operating loss before provision for income taxes                                  (277,650)       (482,222)     (3,337,641)

Provision for income taxes                                                              --              --           3,200
                                                                              ------------    ------------    ------------
NET LOSS                                                                      $   (277,650)   $   (482,222)   $ (3,340,841)
                                                                              ============    ============    ============


Net loss per common share, after giving retroactive effect to 2 for 1 stock split on March 11, 2005
              - basic and diluted                                             $      (0.01)   $      (0.02)
                                                                              ============    ============

Weighted average number of common shares
   Outstanding
              - basic                                                           26,858,138      20,050,824
                                                                              ============    ============
              - diluted                                                         46,399,805      45,786,138
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Three Months
                                                                        Ended March 31,            From
                                                                  --------------------------    Inception
                                                                     2006            2005         to Date
                                                                  -----------    -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                          $  (277,650)   $  (482,222)   $(3,340,841)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation on equipment
                                                                        1,175             --          2,051
     Stock compensation to
     director                                                              --        315,000        315,000
     Stock compensation to
     President                                                         19,583             --         19,583
     Shares issued for services
                                                                           --         81,360        701,956
     Services performed as capital
     contribution                                                          --             --        595,000
     Expenses paid by former officer on behalf of
     company                                                               --             --          5,000
     Deposit - State Board of Equalization
                                                                       (2,000)            --         (2,000)
     Increase in current assets

         Deposit held in escrow
                                                                           --                       (37,378)
     Increase in current
     liabilities
         Accounts payable and accrued
         expenses                                                      29,942          3,507        214,199
         Accrued officers' compensation
                                                                       66,774             --        246,774
                                                                  -----------    -----------    -----------
Net cash used in operating
activities                                                           (162,176)       (82,355)    (1,280,656)
                                                                  -----------    -----------    -----------
CASH USED IN INVESTING ACTIVITIES:
     Acquisition of equipment
                                                                         (774)            --        (12,196)
                                                                  -----------    -----------    -----------
Net cash used in investing
activities                                                               (774)            --        (12,196)
                                                                  -----------    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES:
     Issuance of common stock
                                                                           --        456,912        612,517
     Advances from parent
     company                                                           62,115        129,635      1,140,261
     Parent company advances converted to common stock
                                                                           --       (456,912)      (456,912)
                                                                  -----------    -----------    -----------
Net cash provided by financing activities
                                                                       62,115        129,635      1,295,866
                                                                  -----------    -----------    -----------

Net change in cash and cash equivalents
                                                                     (100,835)        47,280          3,014

Cash and cash equivalents - Beginning of
period                                                                103,849             --             --
                                                                  -----------    -----------    -----------
Cash and cash equivalents - End of period                         $     3,014    $    47,280    $     3,014
                                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          THE CHILDREN'S INTERNET, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

The Children's Internet, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 post-split shares were issued. The Company was primarily inactive until July 2002.

On July 3, 2002, Shadrack Films, Inc. (the Parent Company) purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming the parent company. Total issued and outstanding shares were increased to 4,575,510 post-split shares as a result of this sale. Subsequently, on December 27, 2002, the Company's name was changed to The Children's Internet, Inc.

On October 11, 2002, 8,948,000 newly issued restricted post-split shares of common stock were issued as a debt financing fee, pursuant to an agreement with five shareholders holding a total of 2,237,000 freely tradable post-split shares. These shareholders agreed to pay to Two Dog Net, Inc. (TDN), a related party, the proceeds of the sales of an unspecified number of their shares to third parties, and in return these shareholders or their designees received four restricted shares for each of their original freely-tradable shares. TDN in turn agreed to loan a portion of the proceeds to Shadrack Films, Inc. to finance the ongoing operations of the Company. TDN retained the remainder of the proceeds to help fund development costs of The Children's Internet system, which is the product the Company is bringing to the marketplace. In view of the $575,356 agreed upon value of the newly-issued shares given up by the Company to obtain this financing, no interest is charged on the amounts loaned. The total net proceeds of the shares sold under this agreement was $2,228,292, and as of March 31, 2006, $1,140,261 had been loaned to the Company by Shadrack Films, Inc.

On February 15, 2005, the Company 's Board of Directors authorized a 2 for 1 forward split of the Company 's issued and outstanding common stock to shareholders of record on March 7, 2005, to take the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

During the year ended December 31, 2005, an additional 13,334,628 restricted post-split shares of common stock were issued for conversion of debt and in payment of investor relation services as explained in Notes 2, 3 and 5, bringing the total of the Company's issued and outstanding post-split shares to 26,858,138 at March 31, 2006.


On January 1, 2006, the company adopted the stock-based compensation provisions of SFAS No. 123R, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method.

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company have been considered as part of the Company's development stage activities. The Company is devoting the majority of its efforts to activities focused on marketing The Children's Internet(R) service and on financial planning, raising capital, developing sales strategies and new marketing materials and implementing its business plan. The Company is considered to be a development stage company even though its planned principal operations have commenced, because there have been no significant revenues earned by the Company to date.

Additionally, the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.


Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the three months ended March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 2 - RELATED PARTY TRANSACTIONS

Services Provided

On February 15, 2005, the Company's Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company's restricted common stock, or a combination of both. As of the date of this report no decision has been made what method of payment Ms. Hamedani will take and it continues to be accrued. For the three-month period ended March 31, 2006 $45,000 was accrued and charged to General and Administrative Expense. In 2005, $45,000 was accrued on June 30, 2005 for the three-month period ended March 31, 2005.

Advances

As of the date of this report, all of the Company's funding has been through Shadrack Films, Inc., the Parent Company. The total amount advanced through March 31, 2006 was $1,140,261. In February 2005, the Company owed Shadrack Films, Inc., our parent company, approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3,
2002 when it agreed to fund all of the Company's operations. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.035 per post-split share.

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

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of March 31, 2006 owns 52.3% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN's proprietary and patent pending secure internet service for children pre-school to junior high called The Children's Internet(R). Under the terms of the agreement, the agreement is automatically renewed for additional five year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.

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

Also on February 15, 2005, the Company's Board of Directors granted Tyler Wheeler, the Company's Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 post-split shares of the Company's restricted common stock at an exercise price of $0.07, and a fair value of $315,000. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant.

Both options to purchase Company shares were valued at $0.315 per share. Both of the above options were valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that all of the exercisable shares are restricted.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On November 24, 2004, Oswald & Yap, A Professional Corporation ("O&Y"), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking unpaid legal fees in the amount of $50,985 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378 was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y's services were otherwise unsatisfactory. On May 5, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

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

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of the Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company's [D.W.C. Installations, Inc., a Nevada
Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders' efforts to collect the amounts allegedly due.

On February 25, 2005, the Company entered into a one-year agreement with Crosslink Financial Communications, Inc., a California corporation, for consulting services related to stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The principal shareholder of Crosslink is William L. Arnold. As compensation for these services, Crosslink received 200,000 restricted post-split shares of the Company's common stock valued at $0.33 per share, monthly stock compensation of 8,000 restricted post-split shares of common stock, and $5,000 per month from which Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) of not less than $1,500 per month up to an average of $2,500 per month. During the year ended December 31, 2005, Crosslink received a total of 280,000 restricted post-split shares of the Company's common stock under this agreement. The agreement with Crosslink Financial Communications, Inc. was terminated at the end of December 2005.

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement with the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 post-split shares at an option price of $0.55 per share, and expires on December 31, 2010. One half of the Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO's). The remaining 640,000 option shares are non-qualified. Additionally the agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company's fiscal year, provided that the Employee meets the performance standards as established by Board of Directors. Although the President and the CEO of the Company have mutually agreed to extend the deadline to define the "Performance Standards" from March 31, 2006 to June 30, 2006, $15,000 has been accrued as an expense for the three months ended March 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Stock Option, would have been recorded at $235,000.

As previously disclosed by the Company on August 15, 2005, November 15, 2005, and January 3, 2006, that on July 19, 2005, the Company and its auditors and its former auditors received notice from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an "informal inquiry" to determine if there have been "any violations of the federal securities laws" by the Company. On December 27, 2005, the Company received notice from the Securities and Exchange Commission that the Commission had elevated its inquiries to a formal investigation for possible violation of the securities laws resulting from the Company's restatement of its financial statements for fiscal years 2002 and 2003 and certain interim periods in fiscal year 2004. On May 1, 2006, the Company was further informed by the San Francisco District Office of the Commission that it is going to "recommend to the Commission that it authorize the staff to file a civil injunctive action in the United States District Court and/or cease-and-desist proceeding in an administrative action against The Children's Internet" and its C.E.O., Sholeh Hamedani. The Commission will allege in its pleadings that the Company, its C.E.O. and other individuals, violated various sections and rules of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Commission "may seek injunctive relief or a cease and desist order, disgorgement, and civil monetary penalties" against the Company as well as its C.E.O. being barred from serving as either a director or officer of the Company or of any public company in the future.

The Company is continuing to seek resolution of the staff's investigation by virtue of settlement. A potential settlement likely may include the Company and/or its Chief Executive Officer consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from the Chief Executive Officer being barred from serving as either a director or officer of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its Chief Executive Officer who raised approximately $2,722,000 through sale of Company stock by their nominees to third parties and/or sales by certain individuals of approximately $215,000 and/or sales by Shadrack who subsequently directly sold 1,277,150 shares for $753,000.

From inception, Shadrack, the parent company, has advanced to the Company approximately $1.1 million for operations. While the exact amount of the disgorgement of profits and/or penalties cannot be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission's approval. The Company cannot predict the outcome of any settlement negotiations, the staff's investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On April 7, 2005, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. The term of the agreement begins on April 7, 2005 and continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under this agreement, inbound live phone services are billed at $0.75 per minute for the first million minutes annually, $0.732 for the second million minutes and $0.714 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first year of service. The Convergys relationship is established, but their services will not commence until the Infomercial marketing begins.

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA to exclusively manage the distribution of the Company's television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets. At the time of this report no media time has been booked. The Mercury Media relationship is established, but their services will not commence until the Infomercial marketing begins.


NOTE 4 - COMMON STOCK

On February 15, 2005, the Company's Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

NOTE 5 - NON-MONETARY TRANSACTIONS

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

Conversion of Debt to Common Stock

As explained in Note 2, on February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack Films, Inc., the Parent Company, into 13,054,628 post-split shares of the Company's restricted common stock at a conversion price of $.035 per post-split share.

Non-employee Compensation

As explained in Note 2, the Company's Board of Directors granted an option to Tyler Wheeler, to purchase restricted common shares. This option was valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company's Statement of Operations for the three months ended March 31, 2005.

Stock-based Compensation

During the quarter ended March 31, 2006, options to purchase 41,667 shares at $0.55 per share, granted to William L. Arnold, became vested under his executive employment agreement based on his first three months of service as President of the Company. The vested options were valued at $19,583 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.


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

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through March 31, 2006 and for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

------------------------------------------------------------------------------------------------------
                                                                                   For the period from
                                                                                   September 25, 1996
                                For the three months     For the three months      (inception) through
                                ended March 31, 2006     ended March 31, 2005       March 31, 2006
------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
------------------------------------------------------------------------------------------------------
Net sales                                     -                        -                          -
------------------------------------------------------------------------------------------------------
Operating expenses                   $  277,650               $  482,222               $  3,337,641
------------------------------------------------------------------------------------------------------
Operating loss                       $ (277,650)              $ (482,222)             $  (3,337,641)
------------------------------------------------------------------------------------------------------
Net loss                             $ (277,650)              $ (482,222)             $  (3,340,841)
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------
                                                          As of March 31, 2006
------------------------------------------------------------------------------
BALANCE SHEET DATA:
------------------------------------------------------------------------------
Total assets                                                   $ 5,722,537
------------------------------------------------------------------------------
Total liabilities                                              $ 1,144,322
------------------------------------------------------------------------------
Total stockholders' equity                                     $ 4,578,215
------------------------------------------------------------------------------

Our operating expenses decreased by $204,572 for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. The decrease was primarily due to decreases of $194,054 in officers and directors compensation and $89,567 in investor relations expenses, offset by an increase in legal expenses of $58,361. The decrease in officers and directors compensation resulted primarily from more stock options granted during the quarter ended March 31, 2005. The decrease in investor relations expense is because the principal of our former investor relations consulting firm has been President of the Company since December 30, 2005 and has been performing many of the same functions. The increase in legal expenses is due to the ongoing Oswald & Yap litigation and responding to the SEC inquiry.

PLAN OF OPERATION

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children's Internet(R) service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net's proprietary and patent pending secure Internet service for pre-school to junior high school aged children called The Children's Internet(R). We further amended this agreement in February 2005 to decrease the per user fee to Two Dog Net from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have "piggy back" registration rights for a period of one year following any exercise of the option.

The Company released The Children's Internet(R), version 9.0, to the market on March 2, 2006. The Company is the exclusive marketer and distributor of The Children's Internet(R) membership-based service created just for kids. In the August 2004 issue of PC Magazine The Children's Internet(R) was ranked as Editors' Choice in the category of "Kids' Browsers and Services," and was voted number one over AOL, EarthLink and MSN Premium 9. We believe The Children's Internet(R) is the most comprehensive, smart solution to the problems inherent to a child's unrestricted and unsupervised Internet access. We offer a protected online service and "educational super portal" specifically designed for children, pre-school to junior high, providing them with SAFE, real-time access to the World Wide Web; access to hundreds of thousands of the best pre-selected, pre-approved educational and entertaining web pages accessed through a secure propriety browser and search engine.

During 2005 and 2006, the technology on which the product is based was updated and numerous features including secure e-mail, Family Favorites(TM), and more home rooms were added, as well as improving the overall functionality of the service.

We also created a "User Advisory Group" that served as critical advisors with respect to both content and technical aspects of the product. This group was disbanded in December 2005 after providing very valuable constructive commentary and with the understanding that the only components to be finalized were secure e-mail and an enhanced search engine. Those components have now been added.

Additionally, during 2005 and 2006, we identified and, where appropriate, contracted with third party companies to outsource non-strategic core competencies to provide administrative support services and effectively put in place the infrastructure to support the growth of the business. Convergys Corporation of Cincinnati, Ohio has been contracted to manage telemarketing and the order taking process, and Mercury Media of Santa Monica, California has been contracted to manage media placement. Neither of these companies has received any payment, nor have they begun to perform services for the Company, as of the date of this report.

THE BUSINESS MODEL

The product has a suggested retail price of $9.95 per month with a 30-day free trial offer for the first month of service to the consumer. The user must already have internet access, either through dial-up, DSL or cable broadband. We utilize both retail and wholesale channels of distribution.

The Company will focus on establishing long term, value-driven relationships with:

      o     Parents  and Kids
      o     The School Market:  School Administrators and Teachers
      o     Major ISP's such as Comcast, Yahoo, AOL, etc.
      o Non-profit organizations such as religious groups, Boy Scouts and Girl Scouts, etc.
      o     ISP customers with an interest in protecting their families

With the product now launched and generating minimal revenues, we are affecting a broad based Sales and Marketing Plan. We will focus our sales and marketing programs on five distinct areas where we can produce revenue:

1. CONSUMER SALES- In March 2006, we began selling monthly subscriptions of the service directly to consumers via a nationwide Sales Agent program. We introduced a Sales Agent program on January 11, 2006 and began enrolling independent Sales Agents to sell subscriptions to The Children's Internet(R) service on a commission only basis. A monthly commission of $2.00 per subscriber is paid to the sales agent and continues as long as the subscriber is enrolled with our service. These independent Sales Agents have introduced the product to some of the nations largest ISPs, retailers, merchandisers, and fast food companies. As of the date of this report, only minimal sales have been made.

      Consumers may also acquire the product directly from the Company via our website at: www.thechildrensinternet.com.

2. WHOLESALERS- We are planning to sell The Children's Internet(R) to independent distributors, resellers and ISPs who will sell it as a value-added service to their current customer base. Targets would include companies such as Comcast, AT&T, EarthLink and the hundreds of "local" ISPs throughout the United States. In these situations, the business model changes dramatically as we would not be engaged in billing, collecting, customer service or level-one technical support.

3. CHARITABLE ORGANIZATIONS- We are planning to "partner" with non-profit organizations to have them market the product. Targets would include large religious organizations, various scout programs, Internet safety activists, law enforcement agencies, etc. Moreover, we offer any age-appropriate school, public or private, 20 free licenses for a year. From there, we expect Parent Teacher Associations to use the product as a fundraiser, deepening our penetration into the homes of children.

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

      Also subject to secure financing we will hire a direct sales force. The primary targets will be the largest Internet Service Providers as well as other national organizations that market to the most appropriate demographic for our service. We believe one or more of the largest ISPs in the United States will recognize the first mover advantage opportunity and will use The Children's Internet to not only offer this much needed product to their existing customers, but also to take significant market share from their competition. We also believe that almost any company that markets to our demographic will want to seize the public relations good will that will accrue to any company offering our service.

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

      FUTURE PRODUCTS AND SERVICES

      In the future we anticipate generating revenues via advertising sold to the purveyors of children goods and services. We also intend to engage in the merchandising of The Children's Internet(R) themed products, from clothing to toys to books, but for the foreseeable future we will focus strictly on the successful distribution of our core service.

      MARKET SHARE, CASH FLOW AND PROFITABILITY

      Although market data is not exact, and varies depending on the source, our plan is based on the belief that in the United States alone there are an approximately 48 million homes with internet access with children under the age of 16. Our model, with a mix of business generated from the respective channels of distribution, indicates we can be cash flow positive and profitable with less than 0.5% of the market. During the quarter ended March 31, 2006, no subscription revenue was realized.

LIQUIDITY AND RESOURCES

As of March 31, 2006, we had net loss from inception of approximately $3,341,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $1,148,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which an option to purchase common stock was issued, $247,000 represents accrued officers compensation, and the balance of $461,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that for the three months ended March 31, 2006, averaged $30,700 per month in operating costs, exclusive of professional fees, salaries accrued but unpaid and time donated by our staff. Through March 31, 2006, the amount funded by Shadrack totaled approximately $1,140,000. On March 31, 2006, the balance due to Shadrack was approximately $683,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company's Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per pre-split share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice.

Where practicable we plan to contract with third party companies to outsource all non-strategic core competencies to provide administrative support services such as level one technical support as well as to market The Children's Internet(R) Service. We believe this strategy will minimize the number of employees required to manage our intended growth through 2006. In connection with this strategy back on August 14, 2003 we entered into two agreements, an Independent Sales Agreement and a Licensing Agreement, with Infolink Communications, Ltd, ("Infolink"), a sales organization in the Internet Infrastructure industry. Infolink was hired to bring the Company wholesale distributors, mainly Internet Service Providers who will sell and market The Children's Internet service to their end users. To date Infolink has brought to us minimal wholesale distributors who have generated no revenues. However, since the product release of The Children's Internet (R) Version 9.0, Infolink has resumed its efforts to proactively engage wholesale distributors. Nonetheless, there is no assurance that we will be able to enter into additional arrangements for marketing and administrative support services.

On February 25, 2005,  we entered into a  Consulting  Agreement  with  Crosslink
Financial Communications, Inc., of which Bill Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a "Commencement Bonus" payable in the form of 200,000 restricted post-split shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month. The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005. On December 30, 2005, Bill Arnold was hired as The Company's full-time President.

On April 7, 2005, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. The term of the agreement begins on April 7, 2005 and continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under this agreement, inbound live phone services are billed at $0.75 per minute for the first million minutes annually, $0.732 for the second million minutes and $0.714 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first year of service. The Convergys relationship is established, but their services will not commence until the Infomercial marketing begins.

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA to exclusively manage the distribution of the Company's television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets. At the time of this report no media time has been booked. The Mercury Media relationship is established, but their services will not commence until the Infomercial marketing begins.

GOING CONCERN UNCERTAINTY

Through the date of this report, we have relied exclusively on loans from Shadrack to fund all of our expenses. However, there is no assurance that Shadrack will be able or willing to continue such funding indefinitely. We will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.


OFF-BALANCE SHEET ARRANGEMENTS

None.



ITEM 3.  CONTROLS AND PROCEDURES

       DISCLOSURE CONTROLS AND PROCEDURES

      (a) Restatement.

      In the course of the due diligence for the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004, our management identified an agreement that the Company had entered into with five of our shareholders on October 11, 2002. This agreement provided that in consideration for the agreement of these shareholders to loan an affiliate of the Company proceeds from the sale of their shares of common stock of the Company to third parties, the Company would issue four shares of its restricted common stock for every one share owned. The aggregate number of shares of restricted common stock that the Company was obligated to issue pursuant to the agreement was 4,474,000 pre-split (8,948,000 post-split) shares. The agreement was not disclosed in any of the Company's previous SEC filings or otherwise included as an exhibit as a result of an error of omission. In addition, the 4,474,000 pre-split (8,948,000 post-split) shares to be issued were not included in any of the Company's financial statements for the fiscal years ended December 31, 2003 or 2002, or in any interim reporting period through September 30, 2004.

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

      (a) Evaluation of Disclosure Controls and Procedures and Remediation

      In connection with the restatement, under the direction of our Chief Executive Officer and Controller, we have reevaluated our disclosure controls and procedures. We have identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company has implemented a new review system whereby all agreements which have a material effect on the Company will be reviewed by the Company's President and outside counsel. Agreements will be forwarded by the President to the Company's auditor which will keep copies in its files for reporting purposes. Additional copies will be forwarded to the Company's accounting department where it will be logged and processed for follow-up. In addition to the above we will constantly monitor our procedures and when necessary hire outside consultants to make sure that the Company's corporate compliance program is up to date with all SEC Rules and recommendations.

      We believe that as of the date of this filing, the process enumerated above will remediate the current weaknesses that have been identified in our internal controls and procedures and further that with applicable training all relevant personnel will understand and apply the rules relating to disclosure of material agreements.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 24, 2004, Oswald & Yap, A Professional Corporation ("O&Y"), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378.43 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378.43 was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y's services were otherwise unsatisfactory. On May 9, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

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

SEC INVESTIGATION

As previously disclosed by the Company on August 15, 2005, November 15, 2005, and January 3, 2006, that on July 19, 2005, the Company and its auditors and its former auditors received notice from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an "informal inquiry" to determine if there have been "any violations of the federal securities laws" by the Company. On December 27, 2005, the Company received notice from the Securities and Exchange Commission that the Commission had elevated its inquiries to a formal investigation for possible violation of the securities laws resulting from the Company's restatement of its financial statements for fiscal years 2002 and 2003 and certain interim periods in fiscal year 2004. On May 1, 2006, the Company was further informed by the San Francisco District Office of the Commission that it is going to "recommend to the Commission that it authorize the staff to file a civil injunctive action in the United States District Court and/or cease-and-desist proceeding in an administrative action against The Children's Internet" and its C.E.O., Sholeh Hamedani. The Commission will allege in it's pleadings that the Company, its C.E.O. and other individuals violated various sections and rules of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Commission "may seek injunctive relief or a cease and desist order, disgorgement, and civil monetary penalties" against the Company as well as its C.E.O. being barred from serving as either director or officer of the Company or of any public company in the future.

The Company is continuing to seek resolution of the staff's investigation by virtue of settlement. A potential settlement likely may include the Company and/or its Chief Executive Officer consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from the Chief Executive Officer being barred from serving as either directors or officer of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its Chief Executive Officer who raised approximately $2,722,000 through sale of Company stock by their nominees to third parties and/or sales by certain individuals of approximately $215,000 and/or sales by Shadrack who subsequently directly sold 1,277,150 post-split shares for $753,000.

From inception, Shadrack, the parent company, has advanced to the Company approximately $1.1 million for operations. While the exact amount of the disgorgement of profits and/or penalties can not be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission's approval. The Company cannot predict the outcome of any settlement negotiations, the staff's investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no "Unregistered Sales of its securities during the period covered by this report.

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


      (b)   Reports on Form 8-K:

      On January 3, 2006, the Company filed a Current Report on Form 8-K reporting the receipt of a notice from the Securities and Exchange Commission regarding the change of the nature of its investigation of the Company from informal to formal.

      On January 6, 2006, the Company filed a Current Report on Form 8-K reporting the Employment Agreement signed with William L. Arnold on December 30, 2005, to serve as President of The Children's Internet, Inc.

                                   SIGNATURES


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


DATED: May 22, 2006                   The Children's Internet, Inc.


                                      /S/ SHOLEH HAMEDANI
                                      ----------------------------------------
                                      By:  Sholeh Hamedani
                                      Its: Chief Executive Officer, and
                                           Chief Financial Officer
                                          (Principal Executive Officer,
                                           Principal Financial Officer
                                           and Principal Accounting Officer)