Form 10QSB
period 2006-06-30
CHILDRENS INTERNET INC
filed 2006-08-21
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
              Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity:
As of July 31, 2006, there were 26,873,738 post-split shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE CHILDREN’S INTERNET, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$2,498
Deposit held in escrow	37,378
Prepaid expenses	6,877
Total Current Assets	46,753
Equipment:
Equipment at cost	12,196
Accumulated depreciation	(3,067)
Equipment, net	9,129
Other Assets:
Deferred charges - Related company	5,669,964
Deposit - State Board of Equalization	2,000
Deferred tax asset (net of valuation allowance of $ 865,893)	—

TOTAL ASSETS	$5,727,846

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$381,936
Accrued officers' compensation	329,274
Payroll taxes payable	2,557
Total Current Liabilities	713,767
Long-Term Liabilities:
Due to parent company	805,227
TOTAL LIABILITIES	1,518,994

COMMITMENTS AND CONTINGENCIES (NOTES 1, 2 & 3)	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding.	—
Common stock, $0.001 par value; 75,000,000 shares
authorized; 26,873,738 shares issued and outstanding	26,874
Additional paid-in capital	7,919,566
Deficit accumulated during the development stage	(3,737,588)
TOTAL STOCKHOLDERS' EQUITY	4,208,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,727,846

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months		From
	Ended June 30,		Ended June 30,		Inception
	2006	2005	2006	2005	to Date

NET REVENUES	$273	$—	$273	$—	$273
COSTS OF REVENUES	88	—	88	—	88
Gross margin	185	—	185	—	185
OPERATING EXPENSES
Sales and marketing	7,516	1,800	15,855	2,417	18,506
General and administrative	385,819	294,858	653,461	776,463	3,710,801
Total operating expenses	393,335	296,658	669,316	778,880	3,729,307
Loss from operations	(393,150)	(296,658)	(669,131)	(778,880)	(3,729,122)
Interest expense	2,797	—	4,466	—	4,466
Loss before income taxes	(395,947)	(296,658)	(673,597)	(778,880)	(3,733,588)
Provision for income taxes	800	800	800	800	4,000
NET LOSS	$(396,747)	$(297,458)	$(674,397)	$(779,680)	$(3,737,588)
Net loss per common share, after giving retroactive effect to 2 for 1 stock split on March 11, 2005
- basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Shares used in computing
basic and diluted net loss
per share	26,861,909	26,795,808	26,860,034	23,480,932

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		From
	Ended June 30,		Inception
	2006	2005	to Date

CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(674,397)	$(779,680)	$(3,737,588)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	2,191	—	3,067
Amortization of deferred charges	36	—	36
Stock compensation to director	—	315,000	315,000
Stock compensation to President	39,167	—	39,167
Shares issued for services	7,800	106,000	709,756
Services performed as capital contribution	—	—	595,000
Expenses paid by former officer on behalf of company	—	—	5,000
Deposit - State Board of Equalization	(2,000)	—	(2,000)
Increase in current assets -
Deposit held in escrow	—	—	(37,378)
Prepaid expenses	(6,877)	—	(6,877)
Increase in current liabilities -
Accounts payable and accrued expenses	200,236	51,590	384,493
Accrued officers' compensation	149,274	90,000	329,274
Net cash used in operating activities	(284,570)	(217,090)	(1,403,050)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(774)	—	(12,196)
Net cash used in investing activities	(774)	—	(12,196)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	—	456,912	612,517
Advances from parent company	183,993	274,886	1,262,139
Parent company advances converted to common stock	—	(456,912)	(456,912)
Net cash provided by financing activities	183,993	274,886	1,417,744

Net change in cash and cash equivalents	(101,351)	57,796	2,498

Cash and cash equivalents - Beginning of period	103,849	—	—

Cash and cash equivalents - End of period	$2,498	$57,796	$2,498
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$800	$800	$4,000

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

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

On October 11, 2002, 8,948,000 newly issued restricted post-split shares of common stock were issued as a debt financing fee, pursuant to an agreement with five shareholders holding a total of 2,237,000 freely tradable post-split shares. These shareholders agreed to pay to Two Dog Net, Inc. (TDN), a related party, the proceeds of the sales of an unspecified number of their shares to third parties, and in return these shareholders or their designees received four restricted shares for each of their original freely-tradable shares. TDN in turn agreed to loan a portion of the proceeds to Shadrack Films, Inc. to finance the ongoing operations of the Company. TDN retained the remainder of the proceeds to help fund development costs of The Children’s Internet system, which is the product the Company is bringing to the marketplace. In view of the $575,356 agreed upon value of the newly-issued shares given up by the Company to obtain this financing, no interest is charged on the amounts loaned. The total net proceeds of the shares sold under this agreement was $2,228,292, and as of June 30, 2006, $1,262,139 had been loaned to the Company by Shadrack Films, Inc.

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company’s issued and outstanding common stock to shareholders of record on March 7, 2005, to take the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

During the year ended December 31, 2005, an additional 13,334,628 restricted post-split shares of common stock were issued for conversion of debt and in payment of investor relation services as explained in Notes 2, 3 and 5 .

On June 9, 2006, 15,600 shares were issued under a public relations consulting agreement, as explained in Note 5, bringing the total of the Company's issued and outstanding post-split shares to 26,873,738 at June 30, 2006.

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

Revenue Recognition

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition, corrected copy” to revise and clarify SAB No. 101, “Revenue Recognition in Financial Statements”, issued in 1999 and 2000. Pursuant to these bulletins and the relevant generally accepted accounting principles, the Company recognizes revenue when services are rendered to subscribers under contractual obligation to pay monthly subscription amounts for such services. Prior to the three-month period ended June 30, 2006, no revenue was recognized.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the six months ended June 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

For comparative purposes, certain amounts previously combined in the prior year’s Statements of Operations, have been reclassified to provide a more informative presentation when compared to the same periods for 2006.

The following summarizes the reclassifications of the previously reported amounts for 2005:

	Three Months Ended June, 30 2005	Six Months Ended June 30, 2005
General and administrative expenses
as originally reported	$296,658	$778,880
Adjustment	(1,800)	(2,417)
Restated	$294,858	$776,463
Sales and marketing expenses
as originally reported	$—	$—
Adjustment	1,800	2,417
Restated	$1,800	$2,417

NOTE 2 - RELATED PARTY TRANSACTIONS

Services Provided

On February 15, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. As of the date of this report no decision has been made what method of payment Ms. Hamedani will take and it continues to be accrued. For each of the six-month periods ended June 30, 2006 and 2005, $90,000 was accrued and charged to General and Administrative Expense. Also, the salary of the Company’s President, William L. Arnold, has not been paid but is being accrued beginning May 1, 2006.

Advances

As of the date of this report, all of the Company’s funding has been through Shadrack Films, Inc., the Parent Company. The total amount advanced through June 30, 2006 was $1,262,139. In February 2005, the Company owed Shadrack Films, Inc., the parent company, approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3, 2002 when it agreed to fund all of the Company’s operations. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.035 per post-split share.

Shadrack Films, Inc. is an entity owned and controlled by the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4 (1-1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 post-split shares of the Company's common stock or 52.2% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of June 30, 2006 owns 52.2% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company’s Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN’s proprietary and patent pending secure internet service for children pre-school to junior high called The Children's Internet®. Under the terms of the agreement, the agreement is automatically renewed for additional five-year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.

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

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement with the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 post-split shares at an option price of $0.55 per share, and expires on December 31, 2010. One half of the Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally the agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company's fiscal year, provided that the Employee meets the performance standards as established by Board of Directors.  Although the President and the CEO of the Company have mutually agreed to extend the deadline to define the "Performance Standards" from June 30, 2006 to September 30, 2006, $30,000 has been accrued as an expense for the six months ended June 30, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Stock Option, would have been recorded at $235,000.

As previously disclosed by the Company on August 15, 2005, November 15, 2005, and January 3, 2006, that on July 19, 2005, the Company and its auditors and its former auditors received notice from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an “informal inquiry” to determine if there have been “any violations of the federal securities laws” by the Company. On December 27, 2005, the Company received notice from the Securities and Exchange Commission that the Commission had elevated its inquiries to a formal investigation for possible violation of the securities laws resulting from the Company’s restatement of its financial statements for fiscal years 2002 and 2003 and certain interim periods in fiscal year 2004.  On May 1, 2006, the Company was further informed by the San Francisco District Office of the Commission that it is going to ''recommend to the Commission that it authorize the staff to file a civil injunctive action in the United States District Court and/or cease-and-desist proceeding in an administrative action against The Children’s Internet” and its C.E.O., Sholeh Hamedani. The Commission will allege in its pleadings that the Company, its C.E.O. and other individuals, violated various sections and rules of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Commission ''may seek injunctive relief or a cease and desist order, disgorgement, and civil monetary penalties'' against the Company as well as its C.E.O. being barred from serving as either a director or officer of the Company or of any public company in the future.

The Company is continuing to seek resolution of the staff’s investigation by virtue of settlement.  A potential settlement likely may include the Company and/or its Chief Executive Officer consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from the Chief Executive Officer being barred from serving as either a director or officer of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its Chief Executive Officer who raised approximately $2,722,000 through sale of Company stock by their nominees to third parties and/or sales by certain individuals of approximately $215,000 and/or sales by Shadrack who subsequently directly sold 1,277,150 shares for $753,000.

From inception, Shadrack, the parent company, has advanced to the Company approximately $1.3 million for operations. While the exact amount of the disgorgement of profits and/or penalties cannot be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

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

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA to exclusively manage the distribution of the Company’s television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets. At the time of this report no media time has been booked. The Mercury Media relationship is established, but their services will not commence until the Infomercial marketing begins.

On April 21, 2006, the Company announced that it had entered into a six-month consulting agreement with Karin Tobiason for public relations services. This agreement was terminated shortly thereafter. No services were performed under the agreement, and the initial payment of $5,000 was fully refunded.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees are set at $4,700 per month for the contract period of six months ending on December 8, 2006. In addition to the monthly fees, on the date of the agreement 15,600 restricted post-split shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, which was recorded as a prepaid expense to be amortized over the period of the agreement.

NOTE 4 - COMMON STOCK

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

NOTE 5 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 2, the Company’s Board of Directors granted an option to Two Dog Net, Inc. to purchase currently restricted common shares. This option was valued at $5,670,000. This amount has been recorded as a deferred charge and is being amortized into expense as subscription revenues are recognized, beginning with the three-month period ended June 30, 2006. This asset will be evaluated periodically by management to determine if any adjustment for impairment of value is required. During the three months ended June 30, 2006, $36 in amortization of the deferred charge was recorded as cost of revenues.

Conversion of Debt to Common Stock

As explained in Note 2, on February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack Films, Inc., the Parent Company, into 13,054,628 post-split shares of the Company’s restricted common stock at a conversion price of $.035 per post-split share.

Non-employee Compensation

As explained in Note 2, the Company’s Board of Directors granted an option to Tyler Wheeler, to purchase restricted common shares. This option was valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company’s Statement of Operations for the six months ended June 30, 2005.

Stock-based Compensation

During the six months ended June 30, 2006, options to purchase 83,334 shares at $0.55 per share, granted to William L. Arnold, became vested under his executive employment agreement based on his first six months of service as President of the Company. The vested options were valued at $39,167 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.

As explained in Note 3, on June 9, 2006, 15,600 restricted post-split shares were awarded to two principals of Brazer Communications under a six-month contract to perform public relations consulting services for the Company. The fair market value of these shares was $7,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Forward-Looking Statements

The following information contains certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may," "could," "expect," "estimate," "anticipate," “plan,” "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through June 30, 2006 and for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the six months ended June 30, 2006	For the six months ended June 30, 2005	For the period from September 25, 1996 (inception) through June 30, 2006
Statement of Operations Data
Net revenues	$273	$—	$273
Operating expenses	$669,316	$778,880	$3,729,307
Operating loss	($669,131)	($778,880)	($3,729,122)
Net loss	($674,397)	($779,680)	($3,737,588)

As of June 30, 2006
Balance Sheet Data:
Total assets	$5,727,846
Total liabilities	$1,518,994
Total stockholders' equity	$4,208,852

Our operating expenses decreased by $109,564 for the six months ended June 30, 2006, as compared to the quarter ended June 30, 2005. The decrease was primarily due to decreases of $188,736 in officers and directors compensation and $129,728 in investor relations expenses, offset by an increase in legal expenses of $209,815. The decrease in officers and directors compensation resulted primarily from more stock options granted during the six months ended June 30, 2005. The decrease in investor relations expense is because the principal of our former investor relations consulting firm, which received 232,000 restricted post-split shares valued at $106,000 during the six months ended June 30, 2005, has been performing these functions. The increase in legal expenses is due to the ongoing Oswald & Yap litigation and responding to the SEC inquiry.

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net’s proprietary and patent pending secure Internet service for pre-school to junior high school aged children called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to Two Dog Net from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

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

During 2005 and 2006, the technology on which the product is based was updated and numerous features including secure e-mail, Family Favorites™, and more home rooms were added, as well as improving the overall functionality of the service.

We also created a “User Advisory Group” that served as critical advisors with respect to both content and technical aspects of the product. This group was disbanded in December 2005 after providing very valuable constructive commentary and with the understanding that the only components to be finalized were secure e-mail and an enhanced search engine. Those components have now been added.

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

2.
Wholesalers- We are planning to sell The Children's Internet® to independent distributors, resellers and ISPs who will sell it as a value-added service to their current customer base. Targets would include companies such as Comcast, AT&T, EarthLink and the hundreds of “local” ISPs throughout the United States. In these situations, the business model changes dramatically as we would not be engaged in billing, collecting, customer service or level-one technical support.

3.
Charitable organizations- We are planning to “partner” with non-profit organizations to have them market the product. Targets would include large religious organizations, various scout programs, Internet safety activists, law enforcement agencies, etc. Moreover, we offer any age-appropriate school, public or private, 20 free licenses for a year. From there, we expect Parent Teacher Associations to use the product as a fundraiser, deepening our penetration into the homes of children.

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

Future Products and Services

In the future we anticipate generating revenues via advertising sold to the purveyors of children goods and services. We also intend to engage in the merchandising of The Children’s Internet® themed products, from clothing to toys to books, but for the foreseeable future we will focus strictly on the successful distribution of our core service.

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

LIQUIDITY AND RESOURCES

As of June 30, 2006, we had net loss from inception of approximately $3,738,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $1,393,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which an option to purchase common stock was issued, $329,000 represents accrued officers compensation, and the balance of $531,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that for the six months ended June, 2006, averaged $23,500 per month in operating costs, exclusive of professional fees, salaries accrued but unpaid or paid by options or shares, and time donated by our staff. Through June 30, 2006, the amount funded by Shadrack totaled approximately $1,262,000. On June 30, 2006, the balance due to Shadrack was approximately $805,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per pre-split share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice. Furthermore, Shadrack currently has limited financial resources. Therefore, additional funding for the Company through Shadrack is dependent on Shadrack’s ability to raise funds in the future, for which there is no assurance.

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

On February 25, 2005, we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which William L. Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a “Commencement Bonus” payable in the form of 200,000 restricted post-split shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month. The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005. On December 30, 2005, Mr. Arnold was hired as The Company’s full-time President.

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

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA to exclusively manage the distribution of the Company’s television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets. At the time of this report no media time has been booked. The Mercury Media relationship is established, but their services will not commence until the Infomercial marketing begins.

On April 21, 2006, the Company announced that it had entered into a six-month consulting agreement with Karin Tobiason for public relations services. This agreement was terminated shortly thereafter. No services were performed under the agreement, and the initial payment of $5,000 was fully refunded.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees are set at $4,700 per month for the contract period of six months ending on December 8, 2006. In addition to the monthly fees, on the date of the agreement 15,600 restricted post-split shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, which was recorded as a prepaid expense to be amortized over the period of the agreement.

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

SEC Investigation

As previously disclosed by the Company on August 15, 2005, November 15, 2005, and January 3, 2006, that on July 19, 2005, the Company and its auditors and its former auditors received notice from the Office of Enforcement of the Securities and Exchange Commission stating that they had commenced an “informal inquiry” to determine if there have been “any violations of the federal securities laws” by the Company. On December 27, 2005, the Company received notice from the Securities and Exchange Commission that the Commission had elevated its inquiries to a formal investigation for possible violation of the securities laws resulting from the Company’s restatement of its financial statements for fiscal years 2002 and 2003 and certain interim periods in fiscal year 2004. On May 1, 2006, the Company was further informed by the San Francisco District Office of the Commission that it is going to ''recommend to the Commission that it authorize the staff to file a civil injunctive action in the United States District Court and/or cease-and-desist proceeding in an administrative action against The Children’s Internet” and its C.E.O., Sholeh Hamedani. The Commission will allege in it’s pleadings that the Company, its C.E.O. and other individuals violated various sections and rules of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Commission ''may seek injunctive relief or a cease and desist order, disgorgement, and civil monetary penalties'' against the Company as well as its C.E.O. being barred from serving as either director or officer of the Company or of any public company in the future.

The Company is continuing to seek resolution of the staff’s investigation by virtue of settlement.  A potential settlement likely may include the Company and/or its Chief Executive Officer consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from the Chief Executive Officer being barred from serving as either directors or officer of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its Chief Executive Officer who raised approximately $2,722,000 through sale of Company stock by their nominees to third parties and/or sales by certain individuals of approximately $215,000 and/or sales by Shadrack who subsequently directly sold 1,277,150 post-split shares for $753,000.

From inception, Shadrack, the parent company, has advanced to the Company approximately $1.1 million for operations. While the exact amount of the disgorgement of profits and/or penalties can not be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no “Unregistered Sales of its securities during the period covered by this report.

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

On January 6, 2006, the Company filed a Current Report on Form 8-K reporting the Employment Agreement signed with William L. Arnold on December 30, 2005, to serve as President of The Children’s Internet, Inc.

On April 21, 2006, the Company filed a Current Report on Form 8-K reporting a six-month consulting agreement with Karin Tobiason for public relations services. This agreement was terminated shortly thereafter. No services were performed under the agreement, and the initial payment of $5,000 was fully refunded.

On May 5, 2006, the Company filed a Current Report on Form 8-K reporting the receipt of a notice from the San Francisco District Office of the Securities and Exchange Commission regarding its recommendation to the Commission that it authorize the staff to file a civil injunction in the U.S. District Court.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 21, 2006	The Children’s Internet, Inc.

/S/ SHOLEH HAMEDANI
By: Sholeh Hamedani
Its: Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)