Form 10QSB
period 2006-09-30
CHILDRENS INTERNET INC
filed 2006-11-14
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 26,873,738 post-split shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE CHILDREN’S INTERNET, INC

INDEX

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Balance Sheet - September 30, 2006	1

	Unaudited Statements of Operations - For the three and nine months ended September 30, 2006 and 2005, and the period from inception to September 30, 2006	2

	Unaudited Statements of Cash Flows - For the nine months ended September 30, 2006 and 2005, and the period from inception to September 30, 2006	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Conditions and Plan of Operation	13

Item 3.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$281
Deposit held in escrow, offsets $37,378 account
payable to Oswald & Yap (Note 4)	37,378
Total Current Assets	37,659
Equipment:
Equipment at cost	12,196
Accumulated depreciation	(4,084)
Equipment, net	8,112
Other Assets:
Deposit - State Board of Equalization	2,000
TOTAL ASSETS	$47,771

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$418,173
Accrued officers' compensation	404,274
Payroll taxes on accrued officers' compensation	16,119
Payroll taxes payable	2,557
Due to related party	912,238
Total Current Liabilities	1,753,361
TOTAL LIABILITIES	1,753,361

COMMITMENTS AND CONTINGENCIES (NOTES 1, 3 & 4)	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding.	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; 26,873,738 shares issued and outstanding	26,874
Additional paid-in capital	7,932,622
Deferred charges - Related company	(5,669,898)
Prepaid expenses through stock issuance	(2,941)
Deficit accumulated during the development stage	(3,992,247)
TOTAL STOCKHOLDERS' DEFICIT	(1,705,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,771

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period Sept. 25, 1996 (inception) to
	2006	2005	2006	2005	Sept. 30, 2006

NET REVENUES	$363	$-	$636	$-	$636
COSTS OF REVENUES	131	-	219	-	219
Gross margin	232	-	417	-	417
OPERATING EXPENSES
Sales and marketing	7,695	234	23,550	2,651	26,201
General and administrative	151,864	161,848	586,871	533,311	2,529,537
Officers' compensation	88,056	45,000	304,319	450,000	1,418,117
Depreciation expense	1,017	263	3,208	263	4,084
Total operating expenses	248,632	207,345	917,948	986,225	3,977,939
Loss from operations	(248,400)	(207,345)	(917,531)	(986,225)	(3,977,522)
Interest expense	6,259	-	10,725	-	10,725
Loss before income taxes	(254,659)	(207,345)	(928,256)	(986,225)	(3,988,247)
Provision for income taxes	-	-	800	800	4,000
NET LOSS	$(254,659)	$(207,345)	$(929,056)	$(987,025)	$(3,992,247)
Net loss per common share, after giving retroactive effect to 2 for 1 stock split on March 11, 2005
- basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.47)

Shares used in computing
basic and diluted net loss
per share	26,873,738	26,819,750	26,864,652	24,606,115	8,477,585

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		For the Period Sept. 25, 1996 (inception) to
	2006	2005	Sept. 30, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(929,056)	$(987,025)	$(3,992,247)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	3,208	263	4,084
Amortization of deferred charges	102	-	102
Stock compensation to director	-	315,000	315,000
Stock compensation to President	52,223	-	52,223
Shares issued for services	7,800	119,760	709,756
Services performed as capital contribution	-	-	595,000
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	(2,000)	-	(2,000)
Increase in current assets -
Deposit held in escrow	-	(37,378)	(37,378)
Increase in current contra equity -
Prepaid expenses	(2,941)	-	(2,941)
Increase in current liabilities -
Accounts payable and accrued expenses	252,592	41,118	436,849
Accrued officers' compensation	224,274	135,000	404,274
Net cash used in operating activities	(393,798)	(413,262)	(1,512,278)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(774)	(7,030)	(12,196)
Net cash used in investing activities	(774)	(7,030)	(12,196)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	456,912	612,517
Advances from related party	291,004	434,248	1,369,150
Related party advances converted to common stock	-	(456,912)	(456,912)
Net cash provided by financing activities	291,004	434,248	1,524,755

Net change in cash and cash equivalents	(103,568)	13,956	281

Cash and cash equivalents - Beginning of period	103,849	-	-

Cash and cash equivalents - End of period	$281	$13,956	$281
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,122	$-	$3,122
Cash paid for taxes	$800	$800	$4,000

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

The Children's Internet, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 post-split shares were issued. The Company was primarily inactive until July 2002.

On July 3, 2002, Shadrack Films, Inc. purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest and becoming the parent company. Total issued and outstanding shares were increased to 4,575,510 post-split shares as a result of this sale. Subsequently, on December 27, 2002, the Company’s name was changed from D.W.C. Installations to The Children’s Internet, Inc.

On October 11, 2002, 8,948,000 newly issued restricted post-split shares of common stock were issued as a debt financing fee, pursuant to an agreement with five shareholders holding a total of 2,237,000 freely tradable post-split shares. These shareholders agreed to pay to Two Dog Net, Inc. (TDN), a related party, the proceeds from the sales of an unspecified number of their shares to third parties, and in return these shareholders or their designees received four restricted shares for each of their original freely-tradable shares. TDN in turn agreed to loan a portion of the proceeds to Shadrack Films, Inc., who in turn loaned the majority of the funds to The Children’s Internet to finance the ongoing operations of the Company. TDN retained the remainder of the proceeds to help fund development costs of The Children’s Internet online service, which is the product the Company has licensed from TDN to bring to the marketplace. In view of the $575,356 agreed upon value of the newly-issued shares given up by the Company to obtain this financing, no interest is charged on the amounts loaned. The total net proceeds of the shares sold under this agreement were $2,228,292.

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company’s issued and outstanding common stock to shareholders of record on March 7, 2005, to take the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

During the year ended December 31, 2005, an additional 13,334,628 restricted post-split shares of common stock were issued. Of these shares 13, 054,628 were issued for conversion of debt and 280,000 shares were issued in payment of investor relation services as explained in Notes 3, 4 and 6.

On June 9, 2006, 15,600 shares were issued under a public relations consulting agreement, as explained in Note 6, bringing the total of the Company's issued and outstanding post-split shares to 26,873,738 at September 30, 2006.

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

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities. The Company is devoting the majority of its efforts to activities focused on marketing The Children’s Internet® service and on financial planning, raising capital, developing sales strategies and new marketing materials and implementing its business plan. The Company is considered to be a development stage company even though some of its planned principal operations have commenced, because there have been no significant revenues earned by the Company to date.

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

NOTE 2 - INTERIM FINANCIAL INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the nine months ended September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

During the quarter ended September 30, 2006, management determined that a change in presentation of certain accounts from an asset classification to a contra equity classification would result in balance sheets that represent the Company’s financial position more fairly. Specifically, deferred charges and prepaid expenses for which the Company’s stock was issued as payment for services yet to be performed, have been reclassified from assets to deductions from equity beginning with the September 30, 2006 Balance Sheet.

For comparative purposes, certain amounts previously combined in the prior year’s Statements of Operations, have been reclassified to provide a more informative presentation when compared to the same periods for 2006.

The following summarizes the reclassifications of the previously reported amounts for 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

General and administrative expenses
as originally reported	$207,345	$986,225
Adjustments	(45,497)	(452,914)
Restated	$161,848	$533,311

Sales and marketing expenses
as originally reported	$-	$-
Adjustment	234	2,651
Restated	$234	$2,651

Officers’ compensation
as originally reported	$-	$-
Adjustment	45,000	450,000
Restated	$45,000	$450,000

Depreciation expense
as originally reported	$-	$-
Adjustment	263	263
Restated	$263	$263

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On February 15, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. As of the date of this report no decision has been made as to what method of payment Ms. Hamedani will take and her salary continues to be accrued. For each of the nine-month periods ended September 30, 2006 and 2005, $135,000 was accrued. Also, the salary of the Company’s President, William L. Arnold, has not been paid, but is being accrued beginning May 1, 2006.

Advances

As of the date of this report, all of the Company’s funding has been through Shadrack Films, Inc., the parent company and a related party. The total amount advanced through September 30, 2006 was $1,369,150. In February 2005, the Company owed Shadrack Films, Inc., approximately $457,000 representing loans made by Shadrack to the Company since activating the development stage on July 3, 2002 when it agreed to fund all of the Company’s operations. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.035 per post-split share.

Shadrack Films, Inc. is an entity owned and controlled by the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares it acquired back on July 3, 2002 of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4 (1-1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 post-split shares of the Company's common stock or 52.2% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of September 30, 2006 owns 52.2% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company’s Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN’s proprietary and patent pending secure online service for children pre-school to junior high called The Children's Internet®. Under the terms of the agreement, the agreement is automatically renewed for additional five-year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term.

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003. The amended license agreement reduces the license fee for The Children's Internet® technology payable to TDN from $3.00 to $1.00 per month, per subscriber. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below.

Stock Options Granted

As noted above, on February 15, 2005, because TDN agreed to reduce their licensing fee from $3.00 to $1.00 the Company issued an option to purchase up to 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $0.07 per share, and a fair value of $5,670,000. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides TDN with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On November 24, 2004, Oswald & Yap, A Professional Corporation (“O&Y”), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking unpaid legal fees in the amount of $50,985 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378 was deposited in an escrow account by the Company on July 5, 2005. The O&Y complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y’s services were otherwise unsatisfactory. On May 5, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

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

The cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by TCI against O&Y, and the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that TCI could immediately file a Form 211 to become quoted on the OTC:BB and raise capital on the relevant markets and that in advising TCI through the purchase, O&Y failed to properly advise TCI as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, TCI alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. The case was set to proceed to trial on November 13, 2006, but was stayed indefinitely pending resolution of the ongoing Securities and Exchange Commission complaint recently filed against the Company and certain of its officers.

On August 25, 2006, the Company filed a complaint in Superior Court of California, County of Alameda Case No. VG 06 286054, against its former auditor Stonefield Josephson and Dean Skupen, an individual, alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of breach of a letter agreement between the Company and Stoneflield to provide the Company working papers for audit and review and a consent letter. This action is still pending and its outcome is uncertain at this time.

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of the Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company’s shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on February 23, 2005. If this payment is not made, there could be exposure in connection with the identified Shareholders’ efforts to collect the amounts allegedly due. No provision has been recorded by the Company, since any potential liability would be an obligation of the individual Purchasers of these shares and not the Company.

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

The Company is continuing to seek resolution of the staff’s investigation by virtue of settlement.  A potential settlement likely may include the Company and/or its Chief Executive Officer consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from the Chief Executive Officer being barred from serving as either a director or officer of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its Chief Executive Officer and/or profits derived by Shadrack.

From inception, Shadrack, the parent company, has advanced to the Company approximately $1.4 million for operations. While the exact amount of the disgorgement of profits and/or penalties cannot be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and certain of its officers alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by TCI, Violations of Section 13(b)(2)(B) of the Exchange Act by TCI, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has not yet filed its formal response.

As discussed above, the Company has claims and lawsuits against it that may result in adverse outcomes. Adverse outcomes in some or all of the claims pending against the Company may result in significant monetary damages or injunctive relief against it that could adversely affect its ability to conduct business. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement with the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 post-split shares at an option price of $0.55 per share, and expires on December 31, 2010. One half of the Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally the agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company's fiscal year, provided that the Employee meets the performance standards as established by Board of Directors. The President and the CEO of the Company mutually agreed to extend the deadline to define the "Performance Standards" from June 30, 2006 to September 30, 2006, and $40,000 has been accrued as an expense for the nine months ended September 30, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Stock Option, would have been recorded at $235,000.

On April 7, 2005, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. The term of the agreement begins on April 7, 2005 and continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under this agreement, inbound live phone services are billed at $0.75 per minute for the first million minutes annually, $0.732 for the second million minutes and $0.714 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first year of service. The Convergys relationship is established, but their telemarketing services will not commence until the Infomercial marketing begins.

On August 23, 2005, the Company signed a client services agreement with Mercury Media of Santa Monica, CA to exclusively manage the distribution of the Company’s television infomercials. Mercury Media is an advertising agency that specializes in purchasing airtime for different types of direct response advertising. The term of the contract is annual until terminated by either party by written notice of not less than 30 days. For media time bookings under this contract, the Company will pay a 10% commission on the gross amount charged by broadcast, satellite or cable television outlets. The Mercury Media relationship is established, but at the time of this report no media time has been booked and their services have not commenced.

On April 21, 2006, the Company announced that it had entered into a six-month consulting agreement with Karin Tobiason for public relations services. This agreement was terminated shortly thereafter. No services were performed under the agreement, and the initial payment of $5,000 was fully refunded.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees are set at $4,700 per month for the contract period of six months ending on December 8, 2006. In addition to the monthly fees, on the date of the agreement 15,600 restricted post-split shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, which was recorded as a prepaid expense presented on the Balance Sheet as a contra equity account, and is being amortized over the period of the agreement.

NOTE 5 - COMMON STOCK

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

During the nine months ended September 30, 2006, 15,600 common shares were issued to Brazer Communications under a public relations consulting agreement, as explained in Note 4. No other new shares were issued by the Company during this period.

NOTE 6 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, the Company’s Board of Directors granted an option to Two Dog Net, Inc. to purchase currently restricted common shares. This option was valued at $5,670,000. This amount has been recorded as a deferred charge presented on the Balance Sheet as a contra equity account and is being amortized into expense as subscription revenues are recognized, beginning with the three-month period ended June 30, 2006. This account will be evaluated periodically by management to determine if any adjustment for impairment of value is required. During the nine months ended September 30, 2006, $102 in amortization of the deferred charge was recorded as cost of revenues.

Conversion of Debt to Common Stock

As explained in Note 3, on February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack Films, Inc., the Parent Company, into 13,054,628 post-split shares of the Company’s restricted common stock at a conversion price of $.035 per post-split share.

Non-employee Compensation

As explained in Note 3, the Company’s Board of Directors granted an option to Tyler Wheeler, to purchase restricted common shares. This option was valued at $315,000. This amount has been recorded as an expense for services and is included with general and administrative expenses in the Company’s Statement of Operations for the nine months ended September 30, 2005.

Stock-based Compensation

During the nine months ended September 30, 2006, options to purchase 111,112 shares at $0.55 per share, granted to William L. Arnold, became vested under his executive employment agreement based on his first nine months of service as President of the Company. The vested options were valued at $52,223 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.

As explained in Note 4, on June 9, 2006, 15,600 restricted post-split shares were awarded to two principals of Brazer Communications under a six-month contract to perform public relations consulting services for the Company. The fair market value of these shares was $7,800.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through September 30, 2006 and for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the period from September 25, 1996 (inception) through September 30, 2006
Statement of Operations Data
Net revenues	$636	$-	$636
Operating expenses	$917,948	$986,225	$3,977,939
Operating loss	($917,531)	($986,225)	($3,977,522)
Net loss	($929,056)	($987,025)	($3,992,247)

As of September 30, 2006
Balance Sheet Data:
Total assets	$47,771
Total liabilities	$1,753,361
Total stockholders' deficit	($1,705,590)

Our operating expenses decreased by $68,694 for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The decrease was primarily due to decreases of $145,681 in officers and directors compensation and $161,444 in investor relations expenses, offset by an increase in legal expenses of $259,722. The decrease in officers and directors compensation resulted primarily from more stock options granted during the nine months ended September 30, 2005. The decrease in investor relations expense is because the principal of our former investor relations consulting firm, which received 256,000 restricted post-split shares valued at $119,760 during the nine months ended September 30, 2005, has been performing these functions. The increase in legal expenses is due primarily to the Oswald & Yap litigation and responding to the SEC inquiry.

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net’s proprietary and patent pending secure Internet service for pre-school to junior high school aged children called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to Two Dog Net from $3.00 to $1.00. In consideration for this decrease of the royalty fee, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

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

During 2005 and 2006, the technology on which the product is based was updated and numerous features, including secure e-mail, Family Favorites™ and added more home rooms, as well as improving the overall functionality of the service.

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

Although the service was completed and ready to launch in the second quarter of 2006, due to the lack of investment funds the Company could not effectuate their marketing and sales plans. Once the company has secured significant investment we intend to initiate a broad based Sales and Marketing Plan. We will focus our sales and marketing programs on five distinct areas where we can produce revenue:

1.
Consumer Sales- In March 2006, we began selling monthly subscriptions of the service directly to consumers via a nationwide Sales Agent program on a test basis. We introduced a Sales Agent program on January 11, 2006 and began enrolling independent Sales Agents to sell subscriptions to The Children’s Internet® service on a commission only basis. A monthly commission of $2.00 per subscriber is paid to the sales agent and continues as long as the subscriber is enrolled with our service. These independent Sales Agents have introduced the product to some of the nations largest ISPs, retailers, merchandisers, and fast food companies. As of the date of this report, there continues to be ongoing, substantive discussions with third party distribution channels.

Consumers may also order the monthly service directly from the Company via our website at: www.thechildrensinternet.com.

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

4.
Direct Response Television Advertising- Subject to securing financing, the cornerstone of our direct response consumer marketing plan is a national television advertising campaign which includes a 30-minute Infomercial that was produced over a two-year period of time by Two Dog Net. This Infomercial is currently being re-edited and updated. Once the update is completed we then intend to utilize the Infomercial to launch the advertising and consumer marketing program to build brand recognition and generate revenues from monthly subscriptions. We plan to first conduct a limited media test to identify what television stations in various geographical markets generate the most response, which will be the basis for the ongoing infomercial media schedule. From the media test we will be able determine and build the media schedule to roll-out the advertising campaign nationally. In addition to the long-form 30-minute Infomercials we intend to produce short-form direct response 60-second spots to run simultaneously as the Infomercial to support the brand, increase the coverage area and generate sales.

5.
International marketing- the Company has been approached by identified resellers in Europe and China and will accommodate them as we are successful in the United States. Canada and Australia are obvious targets for development. A Spanish language version will ultimately open doors throughout Latin America and Spain.

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

LIQUIDITY AND RESOURCES

As of September 30, 2006, we had net loss from inception of approximately $3,992,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid in capital), $1,514,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which an option to purchase common stock was issued, $404,000 represents accrued officers compensation, and the balance of $589,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs. To date, our parent company, Shadrack, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that for the nine months ended September 30, 2006, averaged $21,300 per month in operating costs, exclusive of professional fees, salaries accrued but unpaid or paid by options or shares, and time donated by our staff. Through September 30, 2006, the amount funded by Shadrack totaled approximately $1,369,000. On September 30, 2006, the balance due to Shadrack was approximately $912,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per pre-split share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice. Furthermore, Shadrack currently has limited financial resources. Therefore, additional funding for the Company through Shadrack is dependent on Shadrack’s ability to raise funds in the future, for which there is no assurance.

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

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees are set at $4,700 per month for the contract period of six months ending on December 8, 2006. In addition to the monthly fees, on the date of the agreement 15,600 restricted post-split shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, which was recorded as a prepaid expense presented on the Balance Sheet as a contra equity account, and is being amortized over the period of the agreement.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 24, 2004, Oswald & Yap, A Professional Corporation (“O&Y”), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378.43 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378.43 was deposited in an escrow account by the Company on July 5, 2005. The O&Y complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y’s services were otherwise unsatisfactory. On May 9, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

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

The cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by TCI against O&Y, and the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that TCI could immediately raise capital on the relevant markets and that in advising TCI through the purchase, O&Y failed to properly advise TCI as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, TCI alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. The case was set to proceed to trial on November 13, 2006, but was stayed indefinitely pending resolution of the ongoing Securities and Exchange Commission complaint recently filed against several parties including The Company, and certain of its officers.

On August 25, 2006, the Company filed a complaint in Superior Court of California, County of Alameda Case No. VG 06 286054, against its former auditor Stonefield Josephson and Dean Skupen, an individual, alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of breach of a letter agreement between the Company and Stoneflield to provide the Company working papers for audit and review and a consent letter. This action is still pending and its outcome is uncertain at this time.

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company’s shares of common stock become quoted on the over-the-counter bulletin board system. The shares became quoted on the over-the-counter bulletin board system on February 23, 2005. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due. No provision has been recorded by the Company, since any potential liability would be an obligation of the individual purchasers of these shares and not the Company.

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

The Company is continuing to seek resolution of the staff’s investigation by virtue of settlement.  A potential settlement likely may include the Company and/or its Chief Executive Officer consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from the Chief Executive Officer being barred from serving as either directors or officer of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its Chief Executive Officer and/or profits derived by Shadrack.

From inception, Shadrack, the parent company, has advanced to the Company approximately $1.4 million for operations. While the exact amount of the disgorgement of profits and/or penalties can not be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On September 27, 2006, the Securities and Exchange Commission (“SEC”) completed its investigation and filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and certain of its officers alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by TCI, Violations of Section 13(b)(2)(B) of the Exchange Act by TCI, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has not yet filed its formal response.

We have claims and lawsuits against us that may result in adverse outcomes.  We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no “Unregistered Sales of its securities during the period covered by this report.

ITEM 5. OTHER INFORMATION

On October 3, 2006, the Company received notice from its independent certified public accountants, Marc Lumer & Company (Lumer), that they had resigned as the Company’s auditors effective immediately. The Company is not aware of any disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures over the previous two years. Effective October 26, 2006, the Company retained the firm of De Joya Griffith & Company, LLC to act as its independent certified public accountants. The initial responsibility of De Joya Griffith & Company will be to review the Company’s unaudited financial statements for the quarter ended September 30, 2006 reported in this Form 10-QSB.

For the last two fiscal years, Lumer’s reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2004 and December 31, 2005, and the subsequent interim period through October 3, 2006, there were no disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Lumer would have caused Lumer to make reference to the matter in their reports. There were no "reportable events", as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

On October 4, 2006, the Company filed a Current Report on Form 8-K reporting the resignation of its auditors, Marc Lumer & Co., effective October 3, 2006. Additionally, the Company reported that on September 27, 2006, the Company was informed by the San Francisco District Office of the Commission that it had filed a civil action in the United States District Court against The Children’s Internet and key members of management and related parties.

On October 16, 2006, The Company filed a Current Report on Form 8-KA reporting that the resignation of Marc Lumer was not the result of a disagreement between the Company and its auditors.

On October 30, 2006, The Company filed a Current Report on Form 8-KA reporting that the firm of De Joya Griffith & Company, LLC had been retained to act as the Company’s independent certified public accountants.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 14, 2006	The Children’s Internet, Inc.

/S/ SHOLEH HAMEDANI
By: Sholeh Hamedani
Its: Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)