Form 10KSB
period 2006-12-31
CHILDRENS INTERNET INC
filed 2007-05-18
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐ No ☒

For the fiscal year ended December 31, 2006, the Company’s revenue was $875.

As of March 31, 2007, the aggregate market value of the common equity held by non-affiliates computed by reference to the closing price at which the common equity was sold, was $2,149,899.

As of March 31, 2007, there were 26,873,738 post-split shares of the Company’s common stock outstanding.

ii

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

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations, Inc. We changed our name to The Children’s Internet, Inc. on December 27, 2002. We are a development stage company and currently have no significant revenues, no marketing budget, only minimal assets, and have incurred losses since our inception.

On July 3, 2002, Shadrack Films, Inc. (“Shadrack”) purchased 2,333,510 newly issued post-split shares of our common stock for $150,000, thereby obtaining a majority ownership interest in the company. Our Chief Executive Officer and one of our directors, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack.

On September 10, 2002, we entered into a Wholesale Sales & Marketing Agreement with Two Dog Net, Inc., a related party. This Wholesale Sales and Marketing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children’s Internet® service and wholesale dial-up Internet service of Two Dog Net, Inc. We agreed to pay Two Dog Net a per user charge of $3.00 per month for each subscriber accessing The Children’s Internet® service. The Wholesale Sales & Marketing Agreement has a term of five years and renews for additional five year terms automatically unless either we or Two Dog Net give written notice of termination of the agreement not less than one year before the end of any five year term. Two Dog Net did not give written notice to terminate the contract one year prior to the expiration of the initial five year term, therefore the licensing agreement was automatically renewed for an additional five years expiring in 2013.

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

Our Chief Executive Officer, and one of our directors, Sholeh Hamedani, was President of Two Dog Net until she resigned on August 1, 2002. Ms. Hamedani, a co-founder, currently owns approximately 10% of the total outstanding shares of common stock of Two Dog Net. Ms. Hamedani’s father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net. See Item 12, “Certain Relationships and Related Transactions.”

Principal products or services and their markets

The Children’s Internet® offers access to pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super portals to learning activities and educational resources all within a protected online environment. We believe that the proprietary security software, SafeZone Technology®, offers security against Internet predators and Internet content that is inappropriate for children. The target market for The Children’s Internet® is the 48 million children on-line in 2002 (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002), as well as America’s schools, which are connected to the Internet. The rate of general Internet use in the United States is expected to grow by 2 million new users per month. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002.) Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns. (Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002) A third of parents with kids in grades K-5 say they have, or will, use the Internet as a learning tool at home with their child. Nearly 56 percent of parents are concerned that their kids view only age-appropriate content when logging on from the classroom. (Consumer Internet Barometer study done in 3rd quarter of 2005) Risk of exposure to pornography and online predators is a growing danger. The number of pornographic websites has increased by 140% to 372 million web pages and continues to grow. Child pornography requests online have accumulated to 43 billion per year. (Pew Internet and American Life Project study 2005)

Competition

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

Our management believes that the principal competitive factors in our market are brand recognition, ease of use, comprehensiveness of available content, customization by the consumer, quality and responsiveness of search results, the availability of high-quality, focused value added services, and required technology to offer access to end users with few interruptions. Competition among current and future suppliers of Internet navigational and informational services, high-traffic websites, ISPs and broadband providers could result in significant price competition and reductions in revenues. There can be no assurance that we will be able to compete successfully.

We compete with other providers of security software, information and community services. Many companies offer competitive products or services addressing filtering of Internet content, including, among others, Net Nanny (Net Nanny Software, Inc.), Cyber Patrol (The Learning Company), Cyber Sentinel (Security Software Systems, Inc.), Cybersitter 9.0 (Solid Oak Software, Inc.), Clever Island (Alfy, Inc.) and 8e6 Home (Log On Data, Inc.). Inc). In addition, we compete with online services such as Yahoo! Kids (Yahoo!), an Internet navigator designed for children in grades K-12; America Online (America Online, Inc.), which offers parental control options for Internet access; and Disney's Blast Online, which also offers child-oriented Internet navigation. These companies already have an established market presence, and are far ahead of us in gaining market share. Also, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or commercial online services such as the Microsoft Network (“MSN”) and America Online (“AOL”), currently offer and could further develop, acquire or license Internet search and navigation functions that could compete with our product.

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

Sources and availability of raw materials and principal suppliers

We currently offer one product, The Children’s Internet® service, through our agreement with Two Dog Net. Because our plan is to initially focus on establishing a base of subscribers to the primary service, we currently do not have plans to offer dial-up Internet service as allowed by our agreement with Two Dog Net. Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for any revenues, hardware and technical support of The Children’s Internet® service and SafeZone Technology® software and infrastructure. If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do. In such an event, we could be forced to cease operations entirely.

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

Intellectual property

Our success is dependent on the proprietary technology developed by Two Dog Net that we market and sell. Two Dog Net owns the proprietary technology underlying The Children’s Internet® service. We do not have any patents, pending or otherwise. The following is a list of the intellectual property we have the exclusive rights to use from Two Dog Net under a Licensing Agreement:

•	“The Children's Internet®" registered trademark;

•	“SafeZone Technology®” registered trademark;

•	The SafeZone Technology® proprietary software; and

•	“Two Dog Net™” trademark.

“Children’s Internet” is a trademark of Two Dog Net and was registered with the U.S. Patent and Trademark Office on October 9, 2001 as Registration Number Serial Number 75378450. We do not hold any registered service marks or trademarks.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we cannot determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable. In addition there can be no assurance that Two Dog Net’s proprietary software will not be reverse engineered or designed around by others or that others will not obtain patents that we would need to license or design around. Impairment of our intellectual property rights could negatively affect our business or could allow competitors to minimize any advantage that our proprietary technology may give us.

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

Staff and Consultants

We currently have five individuals serving as our full-time staff: Sholeh Hamedani, Roaya Hamedani, Tyler Wheeler, John Heinke and Bill Arnold. On December 30, 2005, we hired Bill Arnold as our president. Bill Arnold had served as our Investor Relations consultant during the last ten months of 2005, through Crosslink Financial Communications, Inc. as discussed in the following paragraph. Except for Sholeh Hamedani and Bill Arnold, the services of our staff have been provided to the Company through Shadrack or Two Dog Net, Inc. without charge. On September 1, 2006 Mr. Arnold took a voluntary unpaid leave of absence.

We hire independent contractors on an “as needed” basis only. We have no collective bargaining agreements.

On February 25, 2005 we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which Bill Arnold is the principal shareholder. The agreement, which was originally for a 12-month term commencing February 25, 2005. The agreement was terminated at the end of December 2005 after Bill Arnold was named President of the Company. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management.

For undertaking this engagement the Company issued to Crosslink a “Commencement Bonus” payable in the form of 200,000 restricted post-split shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month, never less than $1,500 per month. During the months of March through December 2005, Crosslink received an additional 80,000 restricted post-split shares, bringing their total remuneration to 280,000 shares and $50,000.00 in cash fees under this agreement.

On March 29, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby by Mr. Turner will become the Director of Finance and Operations for the Company. Upon the Company obtaining Directors and Officers Insurance Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of this Agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turners monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.

 At the end of the twelve month period, the total amount of the Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month. In the event that the Company, acting in good faith, determines that it does not have the resources to pay Mr. Turner deferred compensation, Mr. Turner and the Company agree that the total amount of deferred compensation will be converted into a note payable to Mr. Turner by the Company. The Note shall have a term of one year and shall accrue interest at the annual rate of 7.75%, or 2.5 % above the Federal Funds Rate then in effect, whichever amount is higher, payable at the end of each calendar month.

At the end of the Note term, the principal amount and any unpaid earned interest shall be due and payable. The Note will have a Warrant attached to it that will enable the holder to purchase shares of the Company’s common stock. The number of shares of the Company’s common stock that will be purchasable under the terms of the Warrant will be equal to the principal amount of the Note multiplied by four and divided by the then current market price of the Company’s common stock. The Warrant Shares will be unregistered and subject to Rule 144. The Warrant Shares shall have piggyback registration rights. The term of the Warrant will be five years from the date of issue. Mr. Turner’s monthly salary will otherwise be payable pursuant to the Company’s normal payroll practices. The Note will continue to be due and payable with interest from the date issued. In addition to the Base Salary, Mr. Turner shall participate in a bonus program in which Mr. Turner will earn an annual bonus equal to 50% of Mr. Turner’s Base Salary subject to Mr. Turner meeting the performance objectives established by the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Our majority shareholder, Shadrack, has agreed to allow us to operate from its offices located at 5000 Hopyard Rd., Suite 320, Pleasanton, CA under a verbal lease revocable at any time without prior notice. These offices are 2,059 square feet and are leased by Shadrack from Principal Life Insurance Company, an Iowa corporation. From March 22, 2004 until April 30, 2004, we occupied the office space on a rent-free basis. From month two (May 2004) through 13 the basic rent per month was $3,603, for months 14 through 25 the basic rent per month was $3,706 and for months 26 through 37 the basic rent per month is $3,809 under a lease agreement that expires on May 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

Oswald & Yap v. The Children’s Internet, Inc.

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

A cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y, and the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that the Company  could immediately raise capital on the relevant markets and that in advising the Company  through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. Trial on the complaint and cross-complaint is set to proceed on December 17, 2007.

Stock Purchase Agreement

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

Stonefield Josephson, Inc. Arbitration

The Company was subject to a claim by Stonefield Josephson, Inc., the former accountants for the Company, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 accruing at an interest rate of 10% per annum. The decision also awarded costs and fees to Stonefield Josephson, Inc. in the amount of $1,425.00 both of which remain unpaid.

The Children’s Internet, Inc. v. Stonefield Josephson, Inc.

On August 25, 2006, the Company filed a complaint against its former accountants Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The matter was subsequently transferred to Los Angeles Superior Court and is presently pending there.

SEC Complaint

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and its CEO Sholeh Hamedani, alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by the Company , Violations of Section 13(b)(2)(B) of the Exchange Act by the Company, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has answered the complaint. Trial in the matter has been set for March 31, 2008.

The Company is currently seeking resolution of the SEC complaint by virtue of settlement.  A potential settlement likely may include the Company and/or its principals consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from current key members of management being barred from serving as either directors or officers of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its principals who raised funds through the sale of Company stock to third parties. Any proposed settlement will be subject to the Commission’s approval and the Company cannot predict the outcome of these settlement negotiations. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that the settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

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

Period	High Closing Bid	Low Closing Bid
1st Quarter 2005	$6.35	$1.75
2nd Quarter 2005	$8.40	$1.37
3rd Quarter 2005	$1.61	$0.58
4th Quarter 2005	$0.75	$0.42
1st Quarter 2006	$1.15	$0.43
2nd Quarter 2006	$0.71	$0.21
3rd Quarter 2006	$0.35	$0.125
4th Quarter 2006	$0.17	$0.06
1st Quarter 2007	$0.17	$0.07

Holders

As of March 31, 2007, there were 283 shareholders of record. The Company's transfer agent is Transfer Online, 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Shares Issued During Fiscal 2005 and 2006

The Company issued post-split 13,334,628 restricted common shares during the 2005 fiscal year. 13,054,628 post-split shares were issued in the conversion of debt owed by the Company to Shadrack Films, Inc. (the majority shareholder) as explained in Item 6 under the heading “Plan of Operation”. 280,000 shares were issued to Crosslink Financial Communications, Inc., as discussed previously in Item 1 under the heading “Staff and Consultants”.

During the year ended December 31, 2006, 15,600 post-split restricted common shares were issued to two principals of Brazer Communications under a public relations consulting agreement. No other new shares were issued by the Company during 2006.

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan” (the “Plan”). The purpose of the Plan is to provide incentives to attract retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan the Company has made available six million (6,000,000) Shares of the Company’s stock to be issued to Officers, Directors, Employees, Consultants and Advisors to the Company with certain restrictions as set forth in the Plan, and can be found in Exhibit 10.14 to this 10-KSB. The plan will be administered by a Committee of the Board of Directors. The plan will terminate ten (10) years from the effective date of the plan unless terminated earlier under the terms of the Plan.

Other Matters

In a Stock Purchase Agreement dated October 11, 2002, twenty-five D.W.C. Installations shareholders sold 2,237,000 of the original 2,242,000 “freely-tradable” post-split shares of common stock to six individuals, two of whom are related to the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani. Together, the two related individuals purchased 27% of the 2,237,000 shares sold. At the time the shares were issued, the Company believed the shares were "freely tradeable" based on the representations made by our attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the company determined that the shares were, in fact, not "freely tradeable" and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement declared effective on May 5, 2004.

Also on October 11, 2002, the Company entered into a subsequent agreement with the six new shareholders holding the 2,237,000 “freely-tradable” post-split shares, to issue four shares of restricted common stock to these shareholders or their designees, for every one “freely-tradable” share held.

At the time the shares were issued, the Company believed the shares were "freely tradeable" based on the representations made by our attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the company determined that the shares were, in fact, not "freely tradeable" and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement declared effective on May 5, 2004. Pursuant to this agreement, 8,948,000 newly-issued restricted post-split shares of common stock were issued in exchange for an agreement to loan to TDN, the proceeds of the sales of a portion of their shares. TDN in turn agreed to loan a portion of these proceeds to Shadrack to finance the ongoing operations of the Company. TDN retained the remainder of the proceeds to help fund development costs of The Children’s Internet system and to make payments on TDN’s existing debts. The 8,948,000 newly-issued post-split shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued post-split shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 post-split shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of December 31, 2006 and 2005, the net amount loaned to the Company by Shadrack was $1,471,258 and $1,078,146, respectively.

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

Selected Financial Data

The following selected financial data for the period from September 25, 1996, the date of our inception, through December 31, 2006 and for the fiscal year ended December 31, 2006 were derived from our financial statements and notes thereto included in this annual report which are audited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation", below, and our audited financial statements, including the related footnotes.

	For the year ended December 31, 2006	For the period from September 25, 1996 (inception) through December 31, 2006
Statement of Operations Data:
Net revenues	$875	$875
Operating expenses	$1,067,414	$4,127,606
Operating loss	($1,066,694)	($4,126,886)
Net Loss	($1,086,994)	($4,150,386)

As of December 31, 2006
Balance Sheet Data:
Total assets	$48,840
Current liabilities	$895,384
Long-term Liabilities	$1,014,346
Total stockholders' deficit	$1,860,890

Our operating expenses decreased by $192,744 for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease was primarily due to decreases of $145,681 in officers and directors compensation and $183,257 in investor relations expenses, offset by an increase in legal expenses of $183,901. The decrease in officers and directors compensation resulted primarily from more stock options granted during the year ended December 31, 2005. The decrease in investor relations expense is because the principal of our former investor relations consulting firm, which received 280,000 restricted post-split shares valued at $126,600 in addition to $55,000 in cash fees during the year ended December 31, 2005, performed these functions as an officer of the Company during the year ended December 31, 2006. The increase in legal expenses is due primarily to the Oswald & Yap litigation and responding to the SEC investigation and complaint.

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net’s proprietary secured Internet service for pre-school to junior high school aged children called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to Two Dog Net from $3.00 to $1.00. In consideration for this decrease, Two Dog Net was granted an option to acquire 18,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

Two Dog Net did not give written notice to terminate the contract one year prior to the expiration of the initial five year term, therefore the licensing agreement was automatically renewed for an additional five years expiring in 2013.

The Company released The Children’s Internet®, version 9.0, to the market on March 2, 2006. The Company is the exclusive marketer and distributor of The Children's Internet® membership-based service created just for kids. In the August 2004 issue of PC Magazine The Children's Internet® was ranked as Editors' Choice in the category of "Kids' Browsers and Services," and was voted number one over AOL, EarthLink and MSN Premium 9. Additionally in August 2006 The Children's Internet® was declared winner of Outstanding Products of 2006 by iParenting Media Awards in the software category. Shortly thereafter on September 2006 The Children's Internet® received the coveted National Parenting Center's Seal of Approval.

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

During 2006 the technology on which the product is based was updated and the functionality of the service was improved. During 2006 the Company increased the number of approved websites within the search engine and portals data base by over 50%. The Company, through Two Dog Net also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service.

Additionally during 2006, where appropriate, the Company contracted with third party companies to outsource administrative support services and effectively put in place the infrastructure to support the marketing initiatives. These outsource providers handle telemarketing and the order taking process and media placement.

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

The indirect channel, composed of non-salaried independent sales agents and wholesale distributors, will target a wide range of opportunities, from local charities to national organizations where they may have an influential contact. These sales agents will have the opportunity to employ secondary resellers to work for them, but we will not market using a multi-level marketing plan. Through grassroots efforts during 2006 the Company entered into sales agent agreements with ten individuals. Through 2007 the company intends to continue to support these sales agents in their efforts to distribute the product on an individual basis, through organizations and through key strategic online service providers.

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

As of December 31, 2006, we had net loss from inception of approximately $4,150,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, and since they did not charge the Company, as additional paid in capital), $1,598,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which an option to purchase common stock was issued, $449,000 represents accrued officers compensation, and the balance of $618,000 consists primarily of occupancy and telecommunications costs including internet costs. To date Shadrack, the majority shareholder, has funded all of our expended costs.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that for the year ended December 31, 2006, averaged $14,200 per month in operating costs, exclusive of professional fees, time donated by our staff and officers’ time paid or accrued during the year 2006. Through December 31, 2006, the amount funded by Shadrack totaled approximately $1,471,000. On December 31, 2006, the balance due to Shadrack was approximately $1,014,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per pre-split share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice.

Where practicable we plan to contract with third party companies to outsource administrative support services that effectively support the growth of the business. These outsource providers handle technical support, telemarketing and the order taking process and media placement. We believe this strategy will minimize the number of employees required to manage our intended growth through 2007.

On February 25, 2005, we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which Bill Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a “Commencement Bonus” payable in the form of 200,000 restricted post-split shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month. The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005 because there was a mutual desire for Mr. Arnold to be involved on a daily basis. Hence on December 30, 2005, Bill Arnold was hired as the Company’s President. Beginning on September 1, 2006 Mr. Arnold took a voluntary unpaid leave of absence.

Going Concern Uncertainty

Since our anticipated offering of new shares to the public was terminated, we have relied exclusively on loans from Shadrack to fund all of our expenses. There is no assurance that Shadrack will be able or be willing to continue such funding. We will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. We do not have any arrangements with potential investors or lenders to provide such funds as of the date of this filing and there is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 3, 2006, the Company received notice from its independent accountant, Marc Lumer & Co. (“Lumer”) that they had resigned as auditors of the Company effective immediately. On October 9, 2006, the Company received a second letter from Lumer stating that they had withdrawn their opinions on our previous financial statements for unstated reasons.

During the prior fiscal year, Lumer’s report on the Company’s financial statements did not contain an adverse opinion or a disclaimer of opinion, audit scope, or accounting principles nor were the reports qualified or modified except as to uncertainty with respect to going concern, audit scope, or accounting principles. During the prior two fiscal years ended December 31, 2004 and December 31, 2005, and the subsequent interim periods through the, date of resignation, there were no disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Lumer would have caused Lumer to make reference to the matter in their reports. There were no "reportable events", as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On March 29, 2007, the Company entered into an agreement with the firm of Hunter, Flemmer, Renfro & Whitaker, LLP of Sacramento, California to replace Lumer as the Company’s independent accountants. On May 14, 2006 the agreement was replaced with an agreement for Hunter, Flemmer, Renfro & Whitaker, LLP to audit the financial statements for the year ended December 31, 2006 and the year ended December 31, 2005. This agreement was approved by the Company’s Board of Directors.

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

(b)	Evaluation of Disclosure Controls and Procedures and Remediation

In connection with the restatement, under the direction of our Chief Executive Officer and Controller, we have reevaluated our disclosure controls and procedures. We identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company implemented a new review system whereby all agreements which have a material effect on the Company will be reviewed by the Company’s Chief Executive Officer and outside counsel. Agreements are now forwarded to the Company’s auditor which keeps copies in its files for reporting purposes. Additional copies will be forwarded to the Company’s accounting department where it is logged and processed for follow-up. In addition to the above we constantly monitor our procedures and when necessary hire outside consultants to make sure that the Company’s corporate compliance program is up to date with all SEC Rules and recommendations.

We believe that as of the date of this filing, the process enumerated above remediates the weaknesses that were identified in our internal controls and procedures.

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position
Sholeh Hamedani	39	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
Jamshid Ghosseiri	67	Secretary, Director
Tyler Wheeler	36	Director
Roger Campos, Esq.	60	Director
William L. Arnold	60	President

Ms. Sholeh Hamedani has been our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since August 23, 2002. From May 2002 through the present, she has served as the President, CEO and founder of Shadrack Films, Inc., the majority shareholder. From July 1995 to August 2002, she was President and Co-Founder of Two Dog Net, a security solutions provider and software developer and an affiliate of the Company. She was responsible for managing product development of new technologies, as well as creating and implementing their marketing strategies. Ms. Hamedani’s experience includes local and national advertising campaigns on television, radio and print, as well as producing, scripting and directing educational video programs and television infomercials. Prior to Two Dog Net, Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989.

Mr. William L. Arnold was appointed President of the Company on December 30, 2005. Mr. Arnold has nearly 30 years of senior management experience in companies ranging from startups to Fortune 500 companies. After serving in senior level general management positions, including President of its second largest subsidiary, at Fortune 500 U. S. Leasing International. Subsequently he was President of LeasePartners, Inc. and later President of MicroResources, Inc. Prior to joining The Children's Internet, he co-founded Crosslink Financial Communications, Inc., specializing in consulting with microcap companies with respect to issues ranging from product positioning and sales management to conveying their value proposition to Wall Street. He has a history of successful implementation of leveraged business relationships with companies such as IBM, Hewlett-Packard, Merrill Lynch and Discovercard, making him highly qualified to both develop a field sales presence and negotiate and close the large-scale relationships the company will pursue. Mr. Arnold has an MBA from Auburn University.

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

Mr. Dale Boehm was appointed a director on August 23, 2002. From September 2002 through the present, Mr. Boehm is the Founder and President of Caspian Technology Concepts, a consulting firm specializing in network management services. Previous to this, Mr. Boehm served as Director of Sales at Qwest Telecommunications, Inc from July 2001 continuing until August 2002 where he was responsible for 90+ direct reports and all of the revenue in the National Accounts division in Illinois and Wisconsin. From December 2000 to July 2001, Mr. Boehm was the Regional Vice President of Central Region Sales at One Secure Inc., a managed security services provider enabling clients to co-manage firewalls. Mr. Boehm received his Certificate of Telecommunications Analysis from the University of Wisconsin-Milwaukee in 1994. Mr. Boehm resigned as a director on May 11, 2006 and his seat has not been replaced.

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

Directors are elected to serve until the next annual meeting of stockholders or until their successors have been elected. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders, or it continues as composed unless shareholders demand a meeting.

Meetings of The Board of Directors and Information Regarding Committees

There currently are no committees of the Board of Directors. The Board of Directors met twice during the year 2005, on February 22, 2005 and on April 20, 2005, to manage various company issues. There were no Board meetings in 2006.

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

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the last three fiscal years.

		ANNUAL COMPENSATION						LONG TERM COMPENSATION
								Awards			Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options/ SARs (#)	LTIP Payouts ($)		All Other Compensation ($)
Sholeh Hamedani, CEO, CFO	2004 2005 2006	$ $ $	180,000[1] 180,000[2] 180,000[2]	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	-0- -0- -0-	$ $ $	0 0 0	$ $ $	0 0 0

Bill Arnold, President	2006		$77,096[3]		$40,000[3]		$0		$0	$52,223		$0		$0

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

No other options or SARs (Stock Appreciation Rights) were granted to any directors or executive officers during 2005 and 2006.

Employment and Related Agreements

William L. Arnold was appointed by the Chairman to act as the President of the Company beginning December 30, 2005, under an Executive Employment Agreement executed on the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a performance bonus of up to 50% of the annual salary and a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 post-split shares at an option price of $0.55 per share, which was more than the closing market price of $0.48 on the date of the agreement. One half of the Stock Option vests immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Beginning on September 1, 2006 Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options were suspended.

1 The officer did not charge the Company for her services - this amount was the estimated fair market value for comparable services and was recorded as additional paid in capital as of December 31, 2004.

2 The officer’s salary was accrued but has not been paid through the date of this report.

3 Salary of $27,822 has been paid. The balance of $49,274 was accrued. The bonus of $40,000 has been accrued.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each of our directors, (ii) each our executive officers, (iii) all executive officers and directors as a group, and (iv) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities as of March 31, 2007.

Name	Number of Post-Split Shares		Percentage Beneficially Owned
Sholeh Hamedani, CEO, CFO, Director[3], [5]	14,040,988		52.2%
William L. Arnold, President[7]	891,112		3.2%
Jamshid Ghosseiri, Ph.D., Secretary, Director	-0-		-0-
Tyler Wheeler, CTO, Director[4]	1,000,000		3.6%
Roger Campos, Esq., Director	-0-		-0-
Dale Boehm, Director[6]	-0-		-0-
All Officers and Directors as a group (5 people)	15,040,988		54.0%
Shadrack Films, Inc.[3,5]	14,040,988		52.2%
Two Dog Net, Inc.	18,000,000	[4]	39.3%

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

4 Shares of common stock subject to options granted and currently exercisable, but not exercised as of March 31, 2007.

5 Consists of 14,040,988 post-split shares of common stock owned by Shadrack Films, Inc. formerly known as The Children’s Internet, Inc., a California corporation, of which Sholeh Hamedani is the sole shareholder.

6 Mr. Boehm resigned as a Director on May 11, 2006.

7 Consists of 280,000 post-split shares of common stock issued and 611,112 post-split shares of common stock subject to options granted and currently exercisable, but not exercised as of the date of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Chief Executive Officer, and our Chairman, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack, the majority shareholder. Ms. Hamedani was also President of Two Dog Net, the owner of The Children’s Internet® technology until she resigned on August 1, 2002. Ms. Hamedani also owns approximately 10% of the total outstanding shares of common stock of Two Dog Net.

Ms. Hamedani’s father, Nasser Hamedani, is the current President, Chairman and majority shareholder of Two Dog Net.

On July 3, 2002, we entered into a Plan of Reorganization and Acquisition agreement with Shadrack thereby obtaining a majority ownership interest and becoming the majority shareholder of the company. Pursuant to the agreement, we sold 2,333,510 newly issued post-split shares of our common stock to Shadrack in exchange for an aggregate purchase price of $150,000. Sholeh Hamedani is the sole officer, director and shareholder of Shadrack.

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

In a Stock Purchase Agreement dated October 11, 2002 and in reliance on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933, our original shareholders sold 2,237,000 of their post-split shares of our common stock to various purchasers, two of who are related to our management, Nasser Hamedani, Sholeh Hamedani’s father, and Soraiya Hamedani, Sholeh Hamedani’s sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani, our President, Chief Financial Officer, and Director. Some of these purchasers resold their shares to unrelated third parties, relying on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933. The proceeds received from the stock sale was loaned to Two Dog Net who, in turn, loaned a portion of such proceeds to Shadrack, and Shadrack loaned a portion of these funds to the Company to finance our operations. These amounts are reflected on the financial statements as “Due to Related Party.” The original shareholders received their shares from us in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 15, 2005, the Company’s Board of Directors agreed to convert the debt owed to Shadrack of $456,912 into 13,054,628 post-split shares of restricted common stock at a conversion price of $0.07 per pre-split share based upon the only sale by the Company of shares of its common stock on July 3, 2002.

ITEM 13. EXHIBITS

Exhibits

3.1	Articles of Incorporation, dated September 25, 1996[6]

3.2	Certificate of Amendment of Articles of Incorporation, dated February 10, 2000[6]

3.3	Certificate of Amendment of Articles of Incorporation, dated December 27, 2002[6]

3.4	Certificate of Designation of Series A Preferred Stock, dated November 8, 2002[6]

3.5	Bylaws[6]

10.1	Plan of Reorganization and Acquisition, July 3, 2002[6]

10.2	Consulting Agreement with Alan Schram, dated June 28, 2002[6]

10.3	License Agreement dated September 10, 2002[6]

10.4	Amendment to License Agreement, dated November 5, 2002[6]

10.5	Wholesale Sales & Marketing Agreement, dated March 3, 2003[7]

10.6	Stock Purchase Agreement, dated October 11, 2002[8]

10.7	Co-Location Agreement, dated July 11, 2003[9]

10.8	Independent Sales Agreement with Infolink, dated August 14, 2003[8]

10.9	Licensing Agreement with Infolink, dated August 14, 2003[8]

10.10	Co-Location Agreement, dated September 26, 2003[10]

10.11	Exhibit number 10.11 not used

10.12	Agreement between the Company and Crosslink Financial Communications dated February 25, 2005[1][1]

10.13	Loan Agreement, dated October 11, 2002[12]

10.14	TCI 2007 Equity Incentive Plan dated April 30, 2007

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6 Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).

7 Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003 (SEC File No. 000-29611).

10 Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 2, 2004, as amended (Registration No. 333-103072).

8 Incorporated by reference from Amendment 2 to the Company's Registration Statement on Form SB-2, filed on September 11, 2003, as amended (Registration No. 333-103072).

9 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 000-29611) filed on EDGAR August 14, 2003.

10 Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on February 2, 2004, as amended (Registration No. 333-103072).

11 Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on June 9, 2005 (SEC File No. 000-29611).

12 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-29611) filed on EDGAR August 15, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marc Lumer & Company was the Company’s independent accountant beginning with the second quarter of 2004 through the second quarter of 2006. The third quarter review of 2006 was performed by DeJoya Griffith & Company, LLC. The independent accountant for the year 2006 and 2005 is Hunter, Flemmer, Renfro & Whitaker, LLC.

Audit Fees

Marc Lumer & Co. billed aggregate fees of approximately $43,000 and $52,000 for the years ended December 31, 2006 and 2005, respectively, for professional services rendered in the audit of the Company's 2005 annual financial statements and the review of the Company’s Quarterly Reports on Form 10-QSB through the second quarter of 2006. Marc Lumer & Co., after resigning billed additional fees of approximately $6,000 with which the Company does not agree with and therefore has not recorded in the accompanying financial statements. DeJoya Griffith & Company, LLC billed fees of $6,500 for the review of the Company’s financial statements included in the Quarterly Reports on Form 10-QSB through the third quarter of 2006. The current accountants, Hunter, Flemmer, Renfro & Whitaker, LLC have billed fees of $26,494.50 through April 30, 2007 for the audit of the financial statements for the year ended December 31, 2006 and the year ended December 31, 2005.

Tax Fees

Su-Gene, Inc. provided professional services in preparing the income tax returns for the Company and for advice on tax compliance and tax planning, for which approximately $1,000 was billed for each of the years 2006 and 2005.

Neither Marc Lumer & Company, DeJoya Griffith & Company, LLC, nor Hunter, Flemmer, Renfro & Whitaker, LLC provided or billed for any professional services during the two years ended December 31, 2006 in connection with tax advise, tax compliance or tax planning.

All Other Fees

Neither Marc Lumer & Company DeJoya Griffith & Company, LLC, nor Hunter, Flemmer, Renfro & Whitaker, LLC provided any other professional services for the Company during the years ended December 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

THE CHILDREN’S INTERNET, INC.

DATED: May 18, 2007	By:	/s/ Sholeh Hamedani
Sholeh Hamedani
Chief Executive Officer, Director (Principal Executive Officer)

DATED: May 18, 2007	By:	/s/ Sholeh Hamedani
Sholeh Hamedani
Chief Financial Officer, Director

(Principal Financial Officer and Principal Accounting Officer). In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jamshid Ghosseiri	Secretary, Director	May 18, 2007
Jamshid Ghosseiri

/s/ Tyler Wheeler	Director	May 18, 2007
Tyler Wheeler

/s/ Roger Campos	Director	May 18, 2007
Roger Campos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Children’s Internet

We have audited the balance sheet of The Children’s Internet, Inc. (formerly DWC Installations) (a development stage company) (the “Company”) as of December 31, 2006 and as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended December 31, 2006 and 2005 and the period from September 25, 1996 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children’s Internet, Inc. (formerly DWC Installations) (a Development Stage Company) as of December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and December 31, 2005, and the period from September 25, 1996 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $1,086,944 and had negative cash flow from operations of $495,081. In addition, the Company had an accumulated deficit of $4,150,386 and a stockholders’ deficit of $1,860,890 at December 31, 2006. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HUNTER, FLEMMER, RENFRO & WHITAKER, LLP

Sacramento, California
May 18, 2007

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

Current Assets:
Cash	$1,106	$103,849
Deposit held in escrow, offsets $37,378 account
payable to Oswald & Yap (Note 4)	37,378	37,378
Prepaid marketing expenses	1,260	-
Total Current Assets	39,744	141,227
Equipment:
Equipment at cost	12,196	11,422
Accumulated depreciation	(5,100)	(1,077)
Equipment, net	7,096	10,345
Other Assets:
Deposit - State Board of Equalization	2,000	-
Deferred tax asset, net of valuation allowance of
$980,141 (2006) and $547,281 (2005)	-	-
TOTAL ASSETS	$48,840	$151,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$422,369	$181,939
Accrued officers' compensation	449,274	180,000
Payroll taxes on accrued officers' compensation	21,184	-
Taxes payable	2,557	2,318
Total Current Liabilities	895,384	364,257
Long-Term Liabilities:
Due to related party	1,014,346	621,234
TOTAL LIABILITIES	1,909,730	985,491

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding.	-	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; 26,873,738 shares (2006) and
26,858,138 shares (2005), issued and outstanding	26,874	26,858
Additional paid-in capital	2,262,622	2,202,615
Deficit accumulated during the development stage	(4,150,386)	(3,063,392)
TOTAL STOCKHOLDERS' DEFICIT	(1,860,890)	(833,919)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,840	$151,572

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year		For the period from Inception through
	Ended December 31,		December 31,
	2006	2005	2006

NET REVENUES	$875	$-	$875
COSTS OF REVENUES	155	-	155
Gross margin	720	-	720
OPERATING EXPENSES
Sales and marketing	31,244	2,651	33,895
General and administrative	682,828	761,430	2,649,292
Officers' compensation	349,319	495,000	1,439,319
Depreciation expense	4,023	1,077	5,100
Total operating expenses	1,067,414	1,260,158	4,127,606
Loss from operations	(1,066,694)	(1,260,158)	(4,126,886)
Interest expense	19,500	-	19,500
Loss before income taxes	(1,086,194)	(1,260,158)	(4,146,386)
Provision for income taxes	800	800	4,000
NET LOSS	$(1,086,994)	$(1,260,958)	$(4,150,386)
Net loss per common share, after giving retroactive effect to 2 for 1 stock split on March 11, 2005
- basic and diluted	$(0.04)	$(0.05)	$(0.44)

Shares used in computing basic and diluted net loss per share	26,866,942	25,170,154	9,380,463

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock, after giving					Deficit
	retroactive effect to 2 for 1		Additional	Deferred Charges		Accumulated during the
	stock split on March 11, 2005		Paid-In Capital	- Related Company	Prepaid Expenses	Development Stage	Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2001	2,242,000	$2,242	$6,363	$-	$-	$(8,605)	$-
Issuance of common stock for cash
on July 3, 2002 at $0.0643 per
post-split share to activate the
development stage	2,333,510	2,334	147,666	-	-	-	150,000
Issuance of common stock for debt
financing fee on October 11, 2002
at $0.0643 per post-split share	8,948,000	8,948	566,408	-	-	-	575,356
Expenses paid by former officer on
behalf of the Company	-	-	2,000	-	-	-	2,000
Services performed as capital contribution	-	-	125,000	-	-	-	125,000
Net Loss (restated)	-					(966,894)	(966,894)

Balance, December 31, 2002	13,523,510	13,524	847,437	-	-	(975,499)	(114,538)
Services performed as capital contribution	-	-	290,000	-	-	-	290,000
Net Loss (restated)	-	-	-	-	-	(449,056)	(449,056)

Balance, December 31, 2003	13,523,510	13,524	1,137,437	-	-	(1,424,555)	(273,594)
Services performed as capital contribution	-	-	180,000	-	-	-	180,000
Net Loss	-	-	-	-	-	(377,879)	(377,879)

Balance, December 31, 2004	13,523,510	13,524	1,317,437	-	-	(1,802,434)	(471,473)

Issuance of common stock in exchange for debt to parent company on 2/15/05 at $0.035 per post-split share	13,054,628	13,054	443,858	-	-	-	456,912

Option to purchase 18,000,000 post-split shares at an exercise price of $0.07 per share granted to Two Dog Net, Inc. on 2/15/05, valued at option price	-	-	-	-	-	-	-

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)

	Common Stock, after giving					Deficit
	retroactive effect to 2 for 1		Additional	Deferred Charges		Accumulated during the
	stock split on March 11, 2005		Paid-In Capital	- Related Company	Prepaid Expenses	Development Stage	Stockholders' Deficit
	Shares	Amount
Option to purchase 1,000,000 post-split shares at an exercise price of $0.07 per share granted to Tyler Wheeler on 2/15/05, valued at $0.315 per share	-	-	315,000	-	-	-	315,000

Issuance of common stock for consulting services by Crosslink Financial Communications, Inc. on 2/25/05 at $0.33 per post-split share	200,000	200	65,800	-	-	-	66,000

Issuance of common stock for consulting services by Crosslink Financial Communications, Inc. - 8,000 shares on the 25th of each month from March through December 2005 at an average of $0.76 per share	80,000	80	60,520	-	-	-	60,600

Net Loss	-	-	-	-	-	(1,260,958)	(1,260,958)
Balance, December 31, 2005	26,858,138	$26,858	$2,202,615	$-	$-	$(3,063,392)	$(833,919)

Option to purchase 111,112 post-split shares at an exercise price of $0.55 per share granted to William L. Arnold, valued at $0.47 per share	-	-	52,223	-	-	-	52,223

Issuance of common stock for prepaid public relations consulting services under agreement with Brazer Communications dated 6/9/06, valued at $0.50 per share	15,600	16	7,784	-	(7,800)	-	-

Amortization of deferred charges -
related company	-	-	-	-	-	-	-
Amortization of prepaid expenses	-	-	-	-	7,800	-	7,800
Net Loss	-	-	-	-	-	(1,086,994)	(1,086,994)

Balance, December 31, 2006	26,873,738	$26,874	$2,262,622	$-	$-	$(4,150,386)	$(1,860,890)

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year		For the period from Inception through
	Ended December 31,		December 31,
	2006	2005	2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(1,086,994)	$(1,260,958)	$(4,150,386)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	4,023	1,077	5,100
Stock compensation to director	-	315,000	315,000
Stock compensation to President	52,223	-	52,223
Shares issued for services	7,800	126,600	709,756
Services performed as capital contribution	-	-	595,000
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	(2,000)	-	(2,000)
Increase in current assets -
Deposit held in escrow	-	(37,378)	(37,378)
Prepaid marketing expenses	(1,260)		(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	261,853	105,374	446,110
Accrued officers' compensation	269,274	180,000	449,274
Net cash used in operating activities	(495,081)	(570,285)	(1,613,561)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(774)	(11,422)	(12,196)
Net cash used in investing activities	(774)	(11,422)	(12,196)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	456,912	612,517
Advances from majority shareholder	393,112	685,556	1,471,258
Majority Shareholder advances converted to stock	-	(456,912)	(456,912)
Net cash provided by financing activities	393,112	685,556	1,626,863

Net change in cash and cash equivalents	(102,743)	103,849	1,106

Cash and cash equivalents - Beginning of period	103,849	-	-

Cash and cash equivalents - End of period	$1,106	$103,849	$1,106
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,122	$-	$3,122
Cash paid for taxes	$800	$800	$4,000

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 post-split shares were issued to a small group of founders. The Company was primarily inactive until July 2002.

The Company is currently authorized to conduct business in California and is headquartered in Pleasanton, California. The Company’s primary operations consist of marketing, selling, and administering a computer software system for internet usage by children. The system, known as The Children’s Internet, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales & Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five year extensions.

On July 3, 2002, Shadrack Films, Inc. (Shadrack) purchased 2,333,510 newly issued post-split shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest. The total issued and outstanding shares of the Company were increased to 4,575,510 post-split shares as a result of this sale to Shadrack. On December 27, 2002, the Company’s name was changed from D.W.C. Installations to The Children’s Internet, Inc.

In a Stock Purchase Agreement dated October 11, 2002, twenty-five D.W.C. Installations shareholders sold 2,237,000 of the original 2,242,000 “freely-tradable” post-split shares of common stock to six individuals, two of whom are related to the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani. Together, the two related individuals purchased 27% of the 2,237,000 shares sold. At the time the shares were issued, the Company believed the shares were "freely tradeable" based on the representations made by our attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the company determined that the shares were, in fact, not "freely tradeable" and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement declared effective on May 5, 2004.

Also on October 11, 2002, the Company entered into a subsequent agreement with the six new shareholders holding the 2,237,000 freely-tradable post-split shares, to issue four shares of restricted common stock to these shareholders or their designees, for every one “freely-tradable” share held. At the time the shares were issued, the Company believed the shares were "freely tradeable" based on the representations made by our attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the company determined that the shares were, in fact, not "freely tradeable" and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement declared effective on May 5, 2004. Pursuant to this agreement, 8,948,000 newly-issued restricted post-split shares of common stock were issued in exchange for an agreement to loan to TDN, the proceeds of the sales of a portion of their shares. TDN in turn agreed to loan a portion of these proceeds to Shadrack to finance the ongoing operations of the Company. TDN retained the remainder of the proceeds to help fund development costs of The Children’s Internet system and to make payments on TDN’s existing debts. The 8,948,000 newly-issued post-split shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued post-split shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 post-split shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of December 31, 2006 and 2005, the net amount loaned to the Company by Shadrack was $1,471,258 and $1,078,146, respectively.

On February 15, 2005, the Company's Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record as of March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the OTC:BB was March 11, 2005.

During the year ended December 31, 2005, an additional 13,334,628 restricted post-split shares of common stock were issued. Of these shares, 13,054,628 were issued to Shadrack, a related party and majority shareholder, for conversion of existing debt and 280,000 shares were issued to Crosslink Financial Communications, a non related party1  in payment of investor relation services, as explained in Notes 3, 4 and 7.

On June 9, 2006, 15,600 shares were issued to two principals of Brazer Communications under a public relations consulting agreement, as explained in Note 5, bringing the total of the Company's issued and outstanding post-split shares to 26,873,738 at December 31, 2006.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission, which contemplates continuation of the Company as a going concern. At present, the Company has not generated any significant revenues from its established sources of revenue and has had net losses and negative cash flow since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without the realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2006 and 2005.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including accounts payable and accrued expenses, professional fees, and payable to related parties approximate fair value as of December 31, 2006.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with FASB 144, the Company reviews its long-lived assets for impairment on a yearly basis. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such losses are recognized in the statement of operations.

1 Although Crosslink Financial Communications was not a related party at the time of the issuance, the principal shareholder of Crosslink, William L. Arnold, became President of the Company under an Executive Employment Agreement on December 30, 2005.

The cost of property and equipment is depreciated over the remaining useful lives of the assets, all of which currently are based on a three-year life. Depreciation is computed using the straight-line method for financial reporting and for income tax purposes. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the years ended December 31, as follows:

	2006	2005
Net loss	$1,086,994	$1,260,958

Cash flow from operations	$(495,081)	$(567,385)

The Company has been sued by the Securities and Exchange Commission as explained in Note 4. This action raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by incurring additional debt financing from related parties and intends to seek debt or equity financing from unrelated parties, with the proceeds to be used to fund continuing operations. Management may also seek to find a buyer for the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Advertising

The Company expenses advertising expenses as they are incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $6,008 and $2,417, respectively.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes, if any, are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Valuation allowances are established, when necessary, to reduce deferred tax assets when evidence is such that it appears that a portion of the assets may not be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2006 and 2005, the deferred tax assets related to the Company’s net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Loss Per Share

SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed the same way but the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued during the period and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2006, the Company had 19,611,112 potentially dilutive post-split common shares outstanding, but did not include these shares in its computation of loss per share because doing so would decrease the loss per share, which is anti-dilutive and not permitted by SFAS No. 128.

Comprehensive Income

The company utilizes SFAS No. 130, “Reporting on Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. As of December 31, 2006, the Company had no items that represent comprehensive income and therefore, has not included a Statement of Comprehensive Income in the accompanying financial statements.

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

Segment Reporting

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment. Through December 31, 2006 there have been no foreign operations.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

In May 2005, the FASB issued Statement of Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not expect this pronouncement to have a material impact on the Company’s current results of operations, financial condition or cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation. Depreciation on these assets is based on a 3-year life. The majority of the office furniture and equipment utilized by the Company is owned by Two Dog Net, Inc., a related party, and provided to the Company without fee.

	2006	2005
Computer Hardware	$6,281	$6,281
Computer Software	5,915	5,141
	12,196	11,422
Less: Accumulated Depreciation	(5,100)	(1,077)

Total	$7,096	$10,345

NOTE 3 - RELATED PARTY TRANSACTIONS

Leases

Shadrack, the majority shareholder and a related party, leases the office space utilized by the Company from Principal Life Insurance Company, an Iowa Corporation. Shadrack allows the Company use of the space under a verbal lease agreement at the same rental rate charged to Shadrack. The basic rent includes utilities and janitorial services, and under Shadrack’s current lease agreement is $3,603 per month through April 2005, $3,706 per month from May 2005 through April 2006, and $3,809 per month from May 2006 through April 2007. The Company is under no obligation to reimburse the majority shareholder for the rent payments but the majority shareholder is under no obligation to continue to allow the Company use of the space and may terminate the lease agreement and evict the Company upon demand. Annual rent expense was as follows:

Year	Amount
2006	$45,072
2005	$44,629

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for each of the years ended December 31, 2006 and 2005, $180,000 has been accrued and charged to General and Administrative Expense. Prior to the year ended December 31, 2005, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. Also, the salary of the Company’s President, William L. Arnold, was not fully paid, but was accrued from May 1, 2006 through August 31, 2006. Beginning on September 1, 2006 Mr. Arnold took a voluntary unpaid leave of absence.

Advances

As of the date of this report, all of the Company’s funding has been provided by Shadrack Films, Inc., its majority stockholder and a related party. The total amount advanced through December 31, 2006 and 2005 was $1,471,258 and $1,078,146, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 post-split shares of the Registrant's restricted common stock at a conversion price of $.035 per post-split share.

Shadrack Films, Inc. is an entity owned and controlled by the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is the sole officer, director and shareholder of Shadrack. Shadrack also owned 2,333,510 post-split shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4 (1-1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services, on behalf of the Company, valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 post-split shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 post-split shares of the Company's common stock or 52.2% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of December 31, 2006 owns 52.2% of the Company's common stock and as of December 31, 2005 owned 52.3% of the Company’s common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, the current President, Chairman and Founder of TDN, Nasser Hamedani, is the father of the Company’s Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN’s proprietary secured internet service for children pre-school to junior high called The Children's Internet®. Under the terms of the agreement, it is automatically renewed for additional five year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Accordingly, the earliest date on which the agreement could be terminated is March 3, 2013.

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003. The amended license agreement reduces the license fee for The Children's Internet® technology payable to TDN from $3.00 to $1.00 per subscriber per month. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below.

Stock Options Granted

As noted above, on February 15, 2005, because TDN agreed to reduce their licensing fee, the Company issued an option to purchase up to 18,000,000 post-split shares of the Company's restricted common stock at an exercise price of $0.07 per share, and a fair value of $0. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides TDN with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option. This issuance was valued at $0 because as of the date of issuance, the Company was under no obligation for payment to TDN since no sales of the product had occurred and no liability, therefore, had been generated. The issuance was granted primarily to induce TDN to reduce its future right to a royalty from sales of the product.

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

A cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Comapny against O&Y, and the principal allegation is that O&Y was retained to assist its predecessor company in the purchase and acquisition of D.W.C. Installations with the expectation that D.W.C. had available free-trading shares such that the Comapny could immediately raise capital on the relevant markets and that in advising  the Company through the purchase, O&Y failed to properly advise the Comapny as to the status of D.W.C. Installations and its shares which in fact were not free-trading. As a result of this conduct, the Comapny alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. Trial on the complaint and cross-complaint is set to proceed on December 17, 2007.

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

The Company was subject to a claim by Stonefield Josephson, Inc., the former accountants for the Company, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 accruing at an interest rate of 10% per annum. The decision also awarded costs and fees to Stonefield Josepheson, Inc. in the amount of $1,425.00 both of which remain unpaid.

On August 25, 2006, the Company filed a complaint against its former accountants Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The matter was subsequently transferred to Los Angeles Superior Court and is presently pending there.

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and its CEO Sholeh Hamedani, alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by the Comapny, Violations of Section 13(b)(2)(B) of the Exchange Act by the Comapny, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has answered the complaint. Trial in the matter has been set for March 31, 2008.

The Company is currently seeking resolution of the SEC complaint by virtue of settlement.  A potential settlement likely may include the Company and/or its principals consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from current key members of management being barred from serving as either directors or officers of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its principals who raised funds through the sale of Company stock to third parties. Any proposed settlement will be subject to the Commission’s approval and the Company cannot predict the outcome of these settlement negotiations. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that the settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

Adverse outcomes in some or all of the claims pending against the Company may result in significant monetary damages or injunctive relief against the Company that could adversely affect the Company’s ability to conduct its business. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We are not aware of any other pending or threatened litigation that could have a material adverse effect on our business. From inception, Shadrack, the majority shareholder of the company, has advanced to the Company approximately $1.5 million for operations. While the exact amount of the disgorgement of profits and/or penalties cannot be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and certain of its officers alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by the Company, Violations of Section 13(b)(2)(B) of the Exchange Act by the Company, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has not yet filed its formal response.

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

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement with the same date. Compensation includes a monthly salary of $10,000, of which $2,500 per month is deferred with 9% accrued interest until January 2007. The agreement also includes a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 post-split shares at an option price of $0.55 per share, and expires on December 31, 2010. The closing market price was $0.48 per share on the date of the agreement. One half of the Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Commencing on September 1, 2006 Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options were suspended. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally the agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company's fiscal year, provided that the Employee meets the performance standards as established by Board of Directors. Pursuant to this provision, $40,000 was accrued as an expense for the period of January 1 through August 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Stock Option would have been recorded at $235,000.

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $0.07, and a fair value of $315,000. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. This option to purchase Company shares was based on a fair market value of $0.315 per post-split share. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that the exercisable option shares are restricted.

On April 7, 2005, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. The term of the agreement begins on April 7, 2005 and continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under this agreement, inbound live phone services are billed at $0.75 per minute for the first million minutes annually, $0.732 for the second million minutes and $0.714 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first year of service. The Convergys relationship is established, but their telemarketing services will not commence until the Infomercial marketing begins. On February 12, 2007, this agreement was replaced by a new agreement as explained in Note 9 - Subsequent Events.

On April 21, 2006, the Company announced that it had entered into a six-month consulting agreement with Karin Tobiason for public relations services. This agreement was terminated shortly thereafter. No services were performed under the agreement, and the initial payment of $5,000 was fully refunded.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees were set at $4,700 per month for the contract period of six months ended on December 8, 2006. In addition to the monthly fees, on the date of the agreement 15,600 restricted post-split shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, and was amortized over the period of the agreement.

NOTE 5 - COMMON STOCK

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

During the year ended December 31, 2006, 15,600 common shares were issued to Brazer Communications under a public relations consulting agreement, as explained in Note 4. No other new shares were issued by the Company during 2006.

NOTE 6 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carryforward for federal income tax purposes of $2,459,577. This net operating loss carryforward, if not used, will begin to expire in 2022. Deferred tax assets (liabilities) are comprised of the following as of December 31, 2006:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$980,141	$547,281
Less -Valuation allowance	(980,141)	(547,281)
Net deferred tax assets	$-	$-

For the year ended December 31, 2006, the valuation allowance was increased by $432,860 due to uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net book loss of $1,086,994 for the year and an accumulated deficit of $4,150,386 at December 31, 2006. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward due to the assumption the Company may not generate sufficient income to utilize the future tax benefit. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the taxable loss due to the following:

	2006	2005
Statutory regular federal income benefit rate	34.00%	34.00%
State taxes (net of federal benefit)	5.85%	5.85%
Change in valuation allowance	-39.85%	-39.85%

Provision (benefit) for income tax	$-	$-

State Franchise Taxes have been recorded as an expense. All returns due have been filed and the 2006 tax was paid when due. The Company made a provision of $2,318 as of December 31, 2005, for the actual amount due for 2002 through 2004, which was paid in full on January 26, 2006.

NOTE 7 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, the Company’s Board of Directors granted an option to Two Dog Net, Inc. to purchase currently restricted common shares. This option was valued at $0

Conversion of Debt to Common Stock

As explained in Note 3, on February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack Films, Inc., the majority shareholder, into 13,054,628 post-split shares of the Company’s restricted common stock at a conversion price of $.035 per post-split share

Stock-based Compensation

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 post-split shares of the Company’s restricted common stock at an exercise price of $0.07, and a fair value of $315,000. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. This option to purchase Company shares was based on a fair market value of $0.315 per post-split share. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that the exercisable option shares are restricted. The value of $315,000 was recorded as an expense for services and is included with officers’ compensation in the Company’s Statement of Operations for the year ended December 31, 2005.

During the year ended December 31, 2006, options to purchase 611,112 shares at $0.55 per share, granted to William L. Arnold, became vested under his executive employment agreement based on his service as President of the Company. The vested options were valued at $52,223 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.

As explained in Note 4, on June 9, 2006, 15,600 restricted post-split shares were awarded to two principals of Brazer Communications under a six-month contract to perform public relations consulting services for the Company. The fair market value of these shares was $7,800.

NOTE 8 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial information for the years ended December 31, 2006 and 2005 are noted below:

		2006
	Dec. 31	Sept. 30	June 30	March 31
Net Revenues	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-
Net (loss)	$(153,477)	$(253,627)	$(396,710)	$(283,180)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

		2005
	Dec. 31	Sept. 30	June 30	March 31
Net Revenues	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-
Net (loss)	$(271,033)	$(207,345)	$(297,458)	$(485,122)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

NOTE 9 - SUBSEQUENT EVENTS

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month to month basis. The new agreement adds a managed firewall service. The basic annual cost under this agreement is $35,988.

On February 12, 2007, a new agreement was executed with Convergys Customer Management Group Inc to replace the existing agreement for subscriber management services described in Note 4. The term of the agreement continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under this agreement, inbound live phone services are billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first three months of service.

On March 29, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby Mr. Turner will become the Director of Finance and Operations for the Company upon the Company obtaining Directors and Officers Insurance Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of this Agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turners monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.  At the end of the twelve month period, the total amount of Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month.

In the event that the Company, acting in good faith, determines that it does not have the resources to pay Mr. Turner deferred compensation, Mr. Turner and the Company agree that the total amount of deferred compensation will be converted into a note payable to Mr. Turner by the Company. The Note shall have a term of one year and shall accrue interest at the annual rate of 7.75%, or 2.5 % above the Federal Funds Rate then in effect, whichever amount is higher, payable at the end of each calendar month. At the end of the Note term, the principal amount and any unpaid earned interest shall be due and payable. The Note will have a Warrant attached to it that will enable the holder to purchase shares of the Company’s common stock. The number of shares of the Company’s common stock that will be purchasable under the terms of the Warrant will be equal to the principal amount of the Note multiplied by four and divided by the then current market price of the Company’s common stock. The Warrant Shares will be unregistered and subject to Rule 144. The Warrant Shares shall have piggyback registration rights. The term of the Warrant will be five years from the date of issue. Mr. Turner’s monthly salary will otherwise be payable pursuant to the Company’s normal payroll practices. The Note will continue to be due and payable with interest from the date issued.

In addition to the Base Salary, Mr. Turner shall participate in a bonus program in which Mr. Turner will earn an annual bonus equal to 50% of Mr. Turner’s Base Salary subject to Mr. Turner meeting the performance objectives established by the Company.

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan” (the “Plan”). The purpose of the Plan is to provide incentives to attract retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan the Company has made available six million (6,000,000) Shares of the Company’s stock to be issued to Officers, Directors, Employees, Consultants and Advisors to the Company with certain restrictions as set forth in the Plan, and can be found in Exhibit 10.14 to this 10-KSB. The plan will be administered by a Committee of the Board of Directors. The plan will terminate ten (10) years from the effective date of the plan unless terminated earlier under the terms of the Plan.