Form 10QSB
period 2007-03-31
CHILDRENS INTERNET INC
filed 2007-06-21
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(925) 737-0144
(Issuer's telephone number)

________________________________________________
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
As of May 31, 2007, there were 26,873,738 post-split shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

THE CHILDREN’S INTERNET, INC

INDEX

		Page
		Number

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Balance Sheet - March 31, 2007	1

	Unaudited Statements of Operations - For the three months	2
	ended March 31, 2007 and 2006, and the
	period from inception to March 31, 2007

	Unaudited Statements of Cash Flows - For the three months	3
	ended March 31, 2007 and 2006, and the period from
	inception to March 31, 2007

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial
	Conditions and Plan of Operation	14

Item 3.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$74
Accounts receivable - TV airtime refund	1,302
Deposit held in escrow, offsets $37,378 account
payable to Oswald & Yap (Note 4)	37,378
Prepaid marketing expenses	1,008
Total Current Assets	39,762
Equipment:
Equipment at cost	13,034
Accumulated depreciation	(6,163)
Equipment, net	6,871
Other Assets:
Deposit - State Board of Equalization	2,000
Deferred tax asset, net of valuation allowance of
$1,043,506 (2007) and $643,562 (2006)	-
TOTAL ASSETS	$48,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$501,908
Accrued officers' compensation	494,274
Loan payable to related party	55,852
Payroll taxes on accrued officers' compensation	19,349
Taxes payable	3,164
Total Current Liabilities	1,074,547
Long-Term Liabilities:
Due to related party	1,021,344
TOTAL LIABILITIES	2,095,891

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding.	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; 26,873,738 shares (2006) and
26,858,138 shares (2005), issued and outstanding	26,874
Additional paid-in capital	2,262,622
Deficit accumulated during the development stage	(4,336,754)
TOTAL STOCKHOLDERS' DEFICIT	(2,047,258)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,633

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the period from
	Ended March 31,		Inception through
	2007	2006	March 31, 2007

NET REVENUES	$204	$-	$1,079
COSTS OF REVENUES	35	-	190
Gross margin	169	-	889

OPERATING EXPENSES
Sales and marketing	19,963	8,339	53,858
General and administrative	111,704	165,518	2,760,996
Officers' compensation	45,000	106,680	1,484,319
Depreciation expense	1,063	973	6,163
Total operating expenses	177,730	281,510	4,305,336

Loss from operations	(177,561)	(281,510)	(4,304,447)
Interest expense	8,807	1,670	28,307
Loss before income taxes	(186,368)	(283,180)	(4,332,754)
Provision for income taxes	-	-	4,000

NET LOSS	$(186,368)	$(283,180)	$(4,336,754)

Net loss per common share
- basic and diluted	$(0.01)	$(0.01)	$(0.44)

Shares used in computing
basic and diluted net loss
per share	26,873,738	26,858,138	9,790,569

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months		For the period from
	Ended March 31,		Inception through
	2007	2006	March 31, 2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(186,368)	$(283,180)	$(4,336,754)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	1,063	974	6,163
Amortization of prepaid marketing expenses	252	-	252
Stock compensation to director	-	-	315,000
Stock compensation to President	-	19,583	52,223
Shares issued for services	-	-	709,756
Services performed as capital contribution	-	-	595,000
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	(2,000)	(2,000)
Increase in current assets -
Accounts receivable - TV airtime refund	(1,302)	-	(1,302)
Deposit held in escrow	-	-	(37,378)
Prepaid marketing expenses	-	-	(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	78,311	35,673	524,421
Accrued officers' compensation	45,000	66,774	494,274
Loan payable to related party	55,852	-	55,852
Net cash used in operating activities	(7,192)	(162,176)	(1,620,753)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(838)	(774)	(13,034)
Net cash used in investing activities	(838)	(774)	(13,034)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	6,998	62,115	1,478,256
Majority shareholder advances converted to stock	-	-	(456,912)

Net cash provided by financing activities	6,998	62,115	1,633,861

Net change in cash and cash equivalents	(1,032)	(100,835)	74

Cash and cash equivalents - Beginning of period	1,106	103,849	-

Cash and cash equivalents - End of period	$74	$3,014	$74

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$56	$407	$3,122
Cash paid for taxes	$-	$-	$4,000

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children's Internet, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 shares were issued to a small group of shareholders. The Company was primarily inactive until July 3, 2002 when Shadrack Films, Inc. (Shadrack) purchased 2,333,510 newly-issued shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest. The total issued and outstanding shares of the Company were increased to 4,575,510 shares as a result of this sale to Shadrack. On December 27, 2002, the Company’s name was changed from D.W.C. Installations to The Children’s Internet, Inc.

The Company is currently authorized to conduct business in California and is headquartered in Pleasanton, California. The Company’s primary operations consist of marketing, selling, and administering a secure internet service and safe online community for children. The system, known as The Children’s Internet, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales & Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five year extensions

In a Stock Purchase Agreement dated October 11, 2002, twenty-five D.W.C. Installations shareholders sold 2,237,000 of the original 2,242,000 “freely-tradable” shares of common stock to six individuals, two of whom are related to the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani. Together, the two related individuals purchased 27% of the 2,237,000 shares sold. At the time the shares were issued, the Company believed the shares were "freely tradable" based on the representations made by its attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the Company determined that the shares were, in fact, not freely tradable and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement declared effective on May 5, 2004.

Also on October 11, 2002, the Company entered into a subsequent agreement with the six new shareholders holding the 2,237,000 “freely-tradable” shares, to issue four shares of restricted common stock to these shareholders or their designees, for every one “freely-tradable” share held. Pursuant to this agreement, 8,948,000 newly-issued restricted shares of common stock were issued in exchange for an agreement to loan to TDN, the proceeds of the sales of a portion of their shares. TDN in turn agreed to loan a portion of these proceeds to Shadrack to finance the on-going operations of the Company. TDN retained the remainder of the proceeds to help fund development, maintenance and technology upgrade costs of The Children’s Internet system and to make payments on TDN’s existing debts.
The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of March 31, 2007 and 2006, the net amount loaned to the Company by Shadrack was $1,478,256 and $1,140,261, respectively

During the year ended December 31, 2005, an additional 13,334,628 restricted shares of common stock were issued. Of these shares, 13,054,628 were issued to Shadrack, a related party and majority shareholder, for conversion of existing debt and 280,000 shares were issued to Crosslink Financial Communications, a non-related party1  in payment for providing investor relation services.

On June 9, 2006, 15,600 shares were issued to two principals of Brazer Communications under a public relations consulting agreement, as explained in Note 5, bringing the total of the Company's issued and outstanding shares of common stock to 26,873,738 at March 31, 2007.

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

_________________________
1 Although Crosslink Financial Communications was not a related party at the time of the issuance, the principal shareholder of Crosslink, William L. Arnold, became President of the Company under an Executive Employment Agreement on December 30, 2005.

NOTE 2 - INTERIM FINANCIAL INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission, which contemplates continuation of the Company as a going concern. At present, the Company has not generated any significant revenues from its established sources of revenue and has had net losses and negative cash flow since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without the realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and negative cash flow from operations for the three month periods ended March 31, 2007 and 2006, and accumulated net losses and negative cash flow from operations of $4,336,754 and $1,620,753, respectively, from inception through March 31, 2007.

The Company has been sued by the Securities and Exchange Commission as explained in Note 4. This action raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by incurring additional debt financing from related parties and is seeking debt or equity financing from unrelated parties, with the proceeds to be used to fund continuing operations. Management may also seek to find a buyer for the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for each of the three-month periods ended March 31, 2007 and 2006, $45,000 has been accrued and charged to Officers’ Compensation. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. Also, the salary of the Company’s President, William L. Arnold, was not fully paid, but was accrued from May 1, 2006 through August 31, 2006. Beginning on September 1, 2006, Mr. Arnold took an unpaid leave of absence.

Advances

With the exception of short-term advances totaling $55,852 made during the first quarter of 2007 by Nasser Hamedani, a related party as explained below, as of the date of this report, all of the Company’s funding has been provided by Shadrack Films, Inc., its majority stockholder. The total amount advanced through March 31, 2007 and 2006 was $1,478,256 and $1,140,261, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Registrant's restricted common stock at a conversion price of $.035 per share.

Shadrack Films, Inc. is an entity owned and controlled by the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack also owned 2,333,510 shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4 (1-1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services, on behalf of the Company, valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 shares of the Company's common stock or 52.2% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of March 31, 2007 owns 52.2% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, TDN’s current President, Chairman and Founder, Nasser Hamedani, is the father of Sholeh Hamedani.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and Two Dog Net, Inc., dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN’s proprietary secure internet service for children pre-school to junior high called The Children's Internet®. Under the terms of the agreement, it is automatically renewed for additional five-year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Accordingly, the earliest date on which the agreement could be terminated is March 3, 2013.

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the March 3, 2003 Wholesale Sales and Marketing Agreement between the Company and TDN. The amended license agreement reduces the license fee for The Children's Internet® technology payable to TDN from $3.00 to $1.00 per subscriber per month. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below.

Stock Options Granted

As noted above, on February 15, 2005, because TDN agreed to reduce their licensing fee, the Company issued an option to purchase up to 18,000,000 shares of the Company's restricted common stock at an exercise price of $0.07 per share, and a fair value of $0. The Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The Option also provides TDN with "piggyback" registration rights for all shares underlying the Option on any registration statement filed by the Company for a period of one year following any exercise of the Option. This issuance was valued at $0 because as of the date of issuance, the Company was under no obligation for payment to TDN since no sales of the product had occurred and no liability, therefore, had been generated. The issuance was granted primarily to induce TDN to reduce its future right to a royalty from sales of the product.

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

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company’s [D.W.C. Installations, Inc., a Nevada Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares were approved by NASDAQ OTC:BB to be quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due.

The Company was subject to a claim by Stonefield Josephson, Inc., its former accountants, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 accruing at an interest rate of 10% per annum. The decision also awarded costs and fees to Stonefield Josepheson, Inc. in the amount of $1,425, both of which remain unpaid.

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

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and its CEO, Sholeh Hamedani, alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by the Company, Violations of Section 13(b)(2)(B) of the Exchange Act by the Company, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has answered the complaint. Trial in the matter has been set for March 31, 2008.

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

The Company is not aware of any other pending or threatened litigation that could have a material adverse effect on its business. From inception, Shadrack, the majority shareholder of the Company, has advanced to the Company approximately $1.5 million for operations. While the exact amount of the disgorgement of profits and/or penalties cannot be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company does not yet have a settlement offer. Management and counsel to the Company are currently waiting to see if they will receive one from the Commission's staff. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that their settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink Financial Communications, Inc., the Company’s former investor relations consulting firm, was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement. Compensation includes a monthly salary of $10,000, of which $2,500 per month was deferred with 9% accrued interest until January 2007. The agreement also includes a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 shares at an option price of $0.55 per share, and expires on December 31, 2010. The closing market price was $0.48 per share on the date of the agreement. One half of the Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Commencing on September 1, 2006, Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options was suspended. Of the 500,000 option shares which vest immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally the agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company's fiscal year, provided that the Employee meets the performance standards as established by Board of Directors. Pursuant to this provision, $40,000 was accrued as an expense for the period of January 1 through August 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Stock Option would have been recorded at $235,000.

Subsequent to the filing of the Company’s Form 10-KSB on May 18, 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. Mr. Arnold informed the Company that he believed his leave of absence resulted from the Company’s breach of the Executive Employment Agreement. The Company and Mr. Arnold are currently in discussions to resolve the differences between the parties.

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

In addition to the monthly fees, on the date of the agreement 15,600 restricted shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, and was amortized over the period of the agreement.

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month-to-month basis. The new agreement adds a managed firewall service. The basic annual cost under this agreement is $35,988.

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. This agreement replaced an existing agreement entered into on April 5, 2005. The term of the current agreement continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under the agreement, inbound live phone services are billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first three months of service and during up to four months per year when no television infomercials are being aired.

On April 2, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby Mr. Turner will become the Director of Finance and Operations for the Company. Upon the Company obtaining Directors and Officers Insurance, Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of this Agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turners monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.  At the end of the twelve month period, the total amount of Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month.

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

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan” (the “Plan”). The purpose of the Plan is to provide incentives to attract retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan, the Company has made available six million (6,000,000) Shares of the Company’s stock to be issued to Officers, Directors, Employees, Consultants and Advisors to the Company with certain restrictions as set forth in the Plan. The Plan will be administered by a Committee of the Board of Directors. The Plan will terminate ten years from the effective date of the Plan unless terminated earlier under terms of the Plan.

NOTE 5 - COMMON STOCK

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

On June 9, 2006, 15,600 common shares were issued to Brazer Communications under a public relations consulting agreement, as explained in Note 4. No other new shares were issued by the Company during the period from January 1, 2006 through the date of this report.

NOTE 6 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, on February 15, 2005, the Company’s Board of Directors granted an option to Two Dog Net, Inc. to purchase up to 18,000,000 shares of the Company’s restricted common stock. This option was valued at $0.

Conversion of Debt to Common Stock

As explained in Note 3, on February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack Films, Inc., the majority shareholder, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share.

Stock-based Compensation

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.07, and a fair value of $315,000. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. This option to purchase Company shares was based on a fair market value of $0.315 per share. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that the exercisable option shares are restricted. The value of $315,000 was recorded as an expense for services when the option was granted.

During 2006, options to purchase 611,112 shares at $0.55 per share, granted to William L. Arnold, became vested under his executive employment agreement based on his service as President of the Company. The vested options were valued at $52,223 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.

As explained in Note 4, on June 9, 2006, 15,600 restricted shares were awarded to two principals of Brazer Communications under a six-month contract to perform public relations consulting services for the Company. The fair market value of these shares was $7,800.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through March 31, 2007 and for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period from September 25, 1996 (inception) through March 31, 2007
Statement of Operations Data
Net revenues	$204	$ -	$1,079
Operating expenses	$177,730	$281,510	$4,305,336
Operating loss	($177,561)	($281,510)	($4,304,447)
Net loss	($186,368)	($283,180)	($4,336,754)

As of March 31, 2007
Balance Sheet Data:
Total assets	$48,633
Total liabilities	$2,095,891
Total stockholders' deficit	($2,047,258)

Our operating expenses decreased by $103,780 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease was primarily due to decreases of $61,680 in officer compensation and $38,425 in legal expenses. The decrease in officer compensation was attributable to the unpaid leave of absence taken by the President, William L. Arnold, from September 1, 2006 through the date of this report. The decrease in legal expenses resulted primarily from more litigation activity in 2006 due to the suit against former legal counsel Oswald & Yap and in responding to the SEC inquiry.

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketers of Two Dog Net’s proprietary secure Internet service for pre-school to junior high school aged children called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to Two Dog Net from $3.00 to $1.00. In consideration for this decrease of the royalty fee, Two Dog Net was granted an option to acquire 18,000,000 shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

Two Dog Net did not give written notice to terminate the contract one year prior to the expiration of the initial five-year term. Therefore, the licensing agreement was automatically renewed for an additional five years expiring in 2013.

The Company released The Children’s Internet®, version 9.0, to the market on March 2, 2006. The Company is the exclusive marketer and distributor of The Children's Internet® membership-based service created just for kids. In the August 2004 issue of PC Magazine, The Children's Internet® was ranked as Editors' Choice in the category of "Kids' Browsers and Services," and was voted number one over AOL, EarthLink and MSN Premium 9. Additionally in August 2006, TheChildren's Internet® was declared winner of Outstanding Products of 2006 by iParenting Media Awards in the software category. Shortly thereafter in September 2006, The Children's Internet® received the coveted National Parenting Center's Seal of Approval.

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

During 2006 and 2007, the technology on which the product is based and the functionality of the service was improved. The Company increased the number of approved websites within the search engine and portals data base by over 50%. The Company, through Two Dog Net, also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service. Additionally, during 2007, where appropriate, the Company contracted with third party companies to outsource administrative support services and effectively put in place the infrastructure to support the marketing initiatives. These outsource providers handle telemarketing and the order taking process and media placement.

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

1.
Consumer Sales - We are selling monthly subscriptions of the service directly to consumers via a nationwide Sales Agent program. We introduced a Sales Agent program on January 11, 2006 and began enrolling independent Sales Agents to sell subscriptions to The Children’s Internet® service on a commission only basis. A monthly commission of $2.00 per subscriber is paid to the sales agent and continues as long as the subscriber is enrolled with our service. These independent Sales Agents have already demonstrated the ability to introduce the product to some of the nations largest ISPs, retailers, merchandisers and fast food companies. Consumers may also acquire the product directly from the Company via our website at: www.thechildrensinternet.com.

2.
Wholesalers - We sell The Children's Internet® to independent distributors, resellers and ISPs who will sell it as a value-added service to their current customer base. Targets would include companies such as Comcast, AT&T, EarthLink and the hundreds of “local” ISPs throughout the United States. In these situations, the business model changes dramatically as we would not be engaged in billing, collecting, customer service or level one technical support.

3.
Charitable organizations - We will “partner” with non-profit organizations to have them market the product. Targets would include large religious organizations, various scout programs, Internet safety activists, law enforcement agencies, etc. Moreover, we offer any age-appropriate school, public or private, 20 free licenses for a year. From there, we expect Parent Teacher Associations to use the product as a fund raiser, deepening our penetration into the homes of children.

4.
Infomercials - Subject to securing financing, the cornerstone of our consumer marketing plan is a national television advertising campaign which includes a 30-minute infomercial that was produced over a two-year period of time by Two Dog Net. This infomercial was updated with new footage and a new call-to-action, re-edited and production was completed in January of 2007.

In March of 2007 we ran a limited initial media test in various markets and intended to continue to run the media test to build the television schedule to launch the advertising campaign on a national basis. However due to unforeseen auditing expenses that took precedent we did not have the additional budget in place to continue to run the media test. We still believe that utilizing the infomercial to launch the advertising and consumer marketing program to build brand recognition and to generate revenues from customer monthly subscriptions will be the cornerstone of a successful marketing plan.

Channels of Distribution:

The Children's Internet, Inc. will employ both direct and indirect sales channels.

Also, subject to secure financing, we will hire a direct sales force. The primary targets will be the largest Internet Service Providers as well as other national organizations that market to the most appropriate demographic groups for our service. We believe one or more of the largest ISPs in the United States will recognize the first mover advantage opportunity and will use The Children’s Internet to not only offer this much needed product to their existing customers, but also to take a significant market share from their competition. We also believe that almost any company that markets to our demographics will want to seize the public relations goodwill that will accrue to any company offering our service.

The indirect channel, composed of non-salaried independent agents and wholesale distributors, will target a wide range of opportunities, from local charities to national organizations where they may have an influential contact. These sales agents will have the opportunity to employ secondary resellers to work for them, but we will not market using a multi-level marketing plan. Through grassroots efforts during 2006 the Company entered into sales agent agreements with ten individuals. Through 2007, the Company intends to continue to support these sales agents in their efforts to distribute the product on an individual basis, through organizations and through key strategic online service providers.

Future Products and Services

In the future, we anticipate generating revenues via advertising sold to the purveyors of children goods and services. As well, we intend to engage in the merchandising of The Children’s Internet® themed products, from clothing to toys to books, but for the foreseeable future we will focus strictly on the successful distribution of our core service.

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

LIQUIDITY AND RESOURCES

As of March 31, 2007, we had net loss from inception of approximately $4,337,000. Of this amount, approximately $595,000 represents the estimated fair market value for the cost of wages, if paid, for the services rendered by our Chief Executive Officer and an outside consultant (we have recorded these amounts for the cost of wages, since they did not charge the Company, as additional paid-in capital), $1,678,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $315,000 represents officers compensation for which an option to purchase common stock was issued, $494,000 represents accrued officers compensation, and the balance of $680,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $1,000 in revenues. To date, Shadrack, the majority shareholder, has funded all of our expended costs, with the exception of short-term advances totaling approximately $55,000 made by another related party during the first quarter of 2007.

Currently, we are dependent on funding from Shadrack for our current operations and for providing office space and utilities that for the three months ended March 31, 2007, averaged $20,600 per month in operating costs, exclusive of professional fees and salaries accrued but unpaid. Through March 31, 2007, the amount funded by Shadrack totaled approximately $1,478,000. On March 31, 2007, the balance due to Shadrack was approximately $1,021,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 shares of restricted common stock at a conversion price of $0.035 per share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice. Furthermore, Shadrack currently has limited financial resources. Therefore, additional funding for the Company through Shadrack is dependent on Shadrack’s ability to raise funds in the future, for which there is no assurance.

Where practicable, we plan to contract with third party companies to outsource administrative support services that effectively support the growth of the business. These outsource providers handle technical support, telemarketing and the order taking process and media placement. We believe this strategy will minimize the number of employees required to manage our intended growth through 2007.

On February 25, 2005, we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which William L. Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a “Commencement Bonus” payable in the form of 200,000 restricted shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month. The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005 because there was a mutual desire for Mr. Arnold to be involved on a daily basis. Hence, on December 30, 2005, he was hired as the Company’s President. Beginning on September 1, 2006, Mr. Arnold took an unpaid leave of absence.

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

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month-to-month basis. The new agreement adds a managed firewall service. The basic annual cost under this agreement is $35,988.

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. This agreement replaced an existing agreement entered into on April 5, 2005. The term of the current agreement continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under the agreement, inbound live phone services are billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first three months of service and during up to four months per year when no television infomercials are being aired.

On April 2, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby Mr. Turner will become the Director of Finance and Operations for the Company. Upon the Company obtaining Directors and Officers Insurance, Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of this Agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turners monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.  At the end of the twelve month period, the total amount of Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month.

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

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan” (the “Plan”). The purpose of the Plan is to provide incentives to attract retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan, the Company has made available six million (6,000,000) Shares of the Company’s stock to be issued to Officers, Directors, Employees, Consultants and Advisors to the Company with certain restrictions as set forth in the Plan. The Plan will be administered by a Committee of the Board of Directors. The Plan will terminate ten years from the effective date of the Plan unless terminated earlier under terms of the Plan.

The Company’s office space in Pleasanton California had been leased by our majority shareholder, Shadrack Films, Inc. The office lease expired on April 30, 2007. Since that date, we have been renting our office space on a month-to-month basis. However, the property owner has given Shadrack and the Company notice that the premises must be vacated by July 15, 2007. Currently, we are in the process of seeking alternative office space for the Company.

Going Concern Uncertainty

Through the date of this report, we have relied almost exclusively on loans from Shadrack to fund all of our expenses. There is no assurance that Shadrack will be able or willing to continue such funding. We will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. There is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

(a)	Restatement.

In the course of the due diligence for the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004, our management identified an agreement that the Company had entered into with five of our shareholders on October 11, 2002. This agreement provided that in consideration for the agreement of these shareholders to loan an affiliate of the Company proceeds from the sale of their shares of common stock of the Company to third parties, the Company would issue four shares of its restricted common stock for every one share owned. The aggregate number of shares of restricted common stock that the Company was obligated to issue pursuant to the agreement was 8,948,000 shares. The agreement was not disclosed in any of the Company’s previous SEC filings or otherwise included as an exhibit as a result of an error of omission. In addition, the 8,948,000 shares to be issued were not included in any of the Company’s financial statements for the fiscal years ended December 31, 2003 or 2002, nor in any interim reporting period through September 30, 2004.

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

(b)	Evaluation of Disclosure Controls and Procedures and Remediation

In connection with the restatement, under the direction of our Chief Executive Officer and Controller, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company implemented a review system whereby all agreements which have a material effect on the Company are reviewed by the Company’s Chief Executive Officer and outside counsel. Agreements are now forwarded to the Company’s auditor which keeps copies in its files for reporting purposes. Additional copies are forwarded to the Company’s accounting department where they are logged and processed for follow-up. In addition to the above, we constantly monitor our procedures and when necessary hire outside consultants to make sure that the Company’s corporate compliance program is up to date with all SEC Rules and recommendations.

We believe that as of the date of this filing, the process enumerated above remediates the weaknesses that were identified in our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Stock Purchase Agreement

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified Shareholders and identified Purchasers. Under the terms of Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. Installations, Inc. The payment date is designated as 90 days from the date that the Company’s [D.W.C. Installations, Inc., a Nevada Corporation] shares of common stock become quoted on the over-the-counter bulletin board system. The shares were approved by NASDAQ OTC:BB to be quoted on the over-the-counter bulletin board system and a symbol was assigned on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due.

Stonefield Josephson, Inc. Arbitration

The Company was subject to a claim by Stonefield Josephson, Inc., the former accountants for the Company, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 accruing at an interest rate of 10% per annum. The decision also awarded costs and fees to Stonefield Josephson, Inc. in the amount of $1,425.00, both of which remain unpaid.

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

SEC Complaint

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and its CEO, Sholeh Hamedani, alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by the Company, Violations of Section 13(b)(2)(B) of the Exchange Act by the Company, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a). The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the Commission and in particular the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that defendants or some of them induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has answered the complaint. Trial in the matter has been set for March 31, 2008.

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

During the prior fiscal year, Lumer’s report on the Company’s financial statements did not contain an adverse opinion or a disclaimer of opinion, audit scope, or accounting principles nor were the reports qualified or modified except as to uncertainty with respect to going concern, audit scope, or accounting principles. During the prior two fiscal years ended December 31, 2004 and December 31, 2005, and the subsequent interim periods through the date of resignation, there were no disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Lumer would have caused Lumer to make reference to the matter in their reports. There were no "reportable events", as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On March 29, 2007, the Company entered into an agreement with the firm of Hunter, Flemmer, Renfro & Whitaker, LLP of Sacramento, California to replace Lumer as the Company’s independent accountant. On May 14, 2006, the agreement was replaced with an agreement for Hunter, Flemmer, Renfro & Whitaker, LLP to audit the financial statements for the year ended December 31, 2006 and the year ended December 31, 2005. This agreement was approved by the Company’s Board of Directors.

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

(b) Reports on Form 8-K:

On April 5, 2007, the Company filed a Current Report on Form 8-K reporting that the accounting firm of Hunter, Flemmer, Renfro & Whitaker, LLP had been retained to replace the Company’s previous accountant. The engagement letter for the audit of the financial statements for the year ended December 31, 2006 was attached.

On April 6, 2007, the Company filed a Current Report on Form 8-K reporting the Employment Agreement signed with Tim T. Turner on April 2, 2007, to serve as Director of Finance and Operations of the Company.

On May 18, 2007, the Company filed a Current Report on Form 8-KA reporting a new engagement agreement with Hunter, Flemmer, Renfro & Whitaker, LLP which included re-auditing the financial statements for the year ended December 31, 2005, on which the former accountant had withdrawn its opinion. In addition, a letter approving the statements made in this Form 8-KA received from the previous accountant, was reported.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Children’s Internet, Inc.

DATED: June 20, 2007	/S/ SHOLEH HAMEDANI
By: Sholeh Hamedani
Its: Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)