Form 10QSB
period 2007-06-30
CHILDRENS INTERNET INC
filed 2007-08-20
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29611

THE CHILDREN’S INTERNET, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1290331
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Ryan Industrial Ct., Suite 9, San Ramon, CA 94583
(Address of principal executive offices)

(925) 743-9420
(Issuer's telephone number)

5000 Hopyard Rd., Suite 320, Pleasanton, CA 94588
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

As of June 30, 2007, there were 31,373,738 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE CHILDREN’S INTERNET, INC

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2007
(Unaudited)
ASSETS
Current Assets:
Cash	$686
Deposit held in escrow, offsets $37,378 account payable to Oswald & Yap (Note 4)	37,378
Prepaid marketing expenses	630
Total Current Assets	38,694
Equipment:
Equipment at cost	13,034
Accumulated depreciation	(7,296)
Equipment, net	5,738
Other Assets:
Deposit - State Board of Equalization	2,000
Deferred tax asset, net of valuation allowance of $1,178,944	-
TOTAL ASSETS	$46,432
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$607,600
Accrued officers' compensation	577,649
Loans payable to related parties	184,243
Payroll taxes on accrued officers' compensation	23,195
Taxes payable	3,149
Total Current Liabilities	1,395,836
Long-Term Liabilities:
Due to related party	1,022,757
TOTAL LIABILITIES	2,418,593
COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 31,373,738 shares issued and outstanding	31,374
Additional paid-in capital	2,331,566
Deficit accumulated during the development stage	(4,735,101)
TOTAL STOCKHOLDERS' DEFICIT	(2,372,161)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,432

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months		From
	Ended June 30,		Ended June 30,		Inception
	2007	2006	2007	2006	to Date
NET REVENUES	$238	$273	$442	$273	$1,317
COSTS OF REVENUES	28	52	63	52	218
Gross margin	210	221	379	221	1,099
OPERATING EXPENSES
Sales and marketing	15,737	7,516	35,700	15,855	69,595
General and administrative	253,820	275,218	365,524	440,736	3,014,816
Officers' compensation	118,986	109,584	163,986	216,264	1,603,305
Depreciation expense	1,133	1,017	2,196	1,990	7,296
Total operating expenses	389,676	393,335	567,406	674,845	4,695,012
Loss from operations	(389,466)	(393,114)	(567,027)	(674,624)	(4,693,913)
Interest expense	8,081	2,796	16,888	4,466	36,388
Loss before income taxes	(397,547)	(395,910)	(583,915)	(679,090)	(4,730,301)
Provision for income taxes	800	800	800	800	4,800
NET LOSS	$(398,347)	$(396,710)	$(584,715)	$(679,890)	$(4,735,101)
Net loss per common share
- basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.46)
Shares used in computing basic and diluted net loss per share	26,873,738	26,861,909	26,873,738	26,860,034	10,186,133

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		For the period from
	Ended June 30,		Inception through
	2007	2006	June 30, 2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(584,715)	$(679,890)	$(4,735,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on equipment	2,196	1,990	7,296
Amortization of prepaid marketing expenses	630	-	630
Stock compensation to directors	30,000	-	345,000
Stock compensation to officers and employees	35,944	39,167	88,167
Shares issued for services	-	7,800	709,756
Services performed as capital contribution	7,500	-	602,500
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	(2,000)	(2,000)
Increase in current assets -
Deposit held in escrow	-	-	(37,378)
Prepaid marketing expenses	-	(6,877)	(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	187,834	205,966	633,944
Accrued officers' compensation	128,375	149,274	577,649
Loans payable to related parties	184,243	-	184,243
Net cash used in operating activities	(7,993)	(284,570)	(1,621,554)
CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(838)	(774)	(13,034)
Net cash used in investing activities	(838)	(774)	(13,034)
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	8,411	183,993	1,479,669
Majority shareholder advances converted to stock	-	-	(456,912)
Net cash provided by financing activities	8,411	183,993	1,635,274
Net change in cash and cash equivalents	(420)	(101,351)	686
Cash and cash equivalents - Beginning of period	1,106	103,849	-
Cash and cash equivalents - End of period	$686	$2,498	$686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$46	$-	$3,168
Cash paid for taxes	$800	$800	$4,800

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

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

The Company is currently authorized to conduct business in California, and as of July 15, 2007 the Company is headquartered in San Ramon, California. The Company’s primary operations consist of marketing, selling, and administering a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales & Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five year extensions.

In a Stock Purchase Agreement dated October 11, 2002, twenty-five D.W.C. Installations shareholders sold 2,237,000 of the original 2,242,000 “freely-tradable” shares of common stock to six individuals, two of whom are related to the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani. Together, the two related individuals purchased 27% of the 2,237,000 shares sold. At the time the shares were issued, the Company believed the shares were "freely tradable" based on the representations made by its attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the Company determined that the shares were, in fact, not freely tradable and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement which was declared effective on May 5, 2004.

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

TDN retained the remainder of the proceeds to help fund the on-going development, maintenance and technology upgrade costs of The Children’s Internet system and to make payments on TDN’s existing debts.

The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of June 30, 2007 and 2006, the net amount loaned to the Company by Shadrack was $1,479,669 and $1,262,139, respectively.

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

On June 29, 2007, 4,500,000 shares were issued to the name of TCI Holding Company, LLC and deposited in escrow on July 3rd in accordance with the Definitive Interim Stock Purchase Agreement between TCI and TCI Holding Company, LLC, as explained in Note 4, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738 at June 30, 2007.

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

NOTE 2 – INTERIM FINANCIAL INFORMATION

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

These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and negative cash flow from operations for the six month periods ended June 30, 2007 and 2006, and accumulated net losses and negative cash flow from operations of $4,735,101 and $1,621,554, from inception through June 30, 2007.

The Company has been sued by the Securities and Exchange Commission as explained in Note 4. This action raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by incurring additional debt financing from related parties and is seeking debt or equity financing from unrelated parties, with the proceeds to be used to fund continuing operations. Management is currently negotiating with a prospective buyer, TCI Holding Company, LLC, to purchase controlling interest in the Company, as reported in a Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and explained in Note 4. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for each of the six-month periods ended June 30, 2007 and 2006, $90,000 has been accrued and charged to Officers’ Compensation. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. Also, the salary of the Company’s President, William L. Arnold, was not fully paid, but was accrued from May 1, 2006 through August 31, 2006. Beginning on September 1, 2006, Mr. Arnold took an unpaid leave of absence.

During the quarter ended June 30, 2007, Roaya Wooler and Soraiya Smida, sisters of the Chief Executive Officer of the Company, both of whom have twelve years experience with Two Dog Net developing and marketing the product, performed consulting services for the Company and were paid a total of $9,846 for their services during the quarter.

Advances

With the exception of short-term advances totaling $156,228 made during the first six months of 2007 by Nasser Hamedani, a related party as explained below, and short-term advances totaling $28,015 made by Larry Wheeler, father of Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director, as of the date of this report all of the Company’s funding has been provided by Shadrack Films, Inc., its majority stockholder. The total amount advanced by Shadrack through June 30, 2007 and 2006 was $1,479,669 and $1,262,139, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Registrant's restricted common stock at a conversion price of $.035 per share.

Shadrack Films, Inc. is an entity owned and controlled by the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack also owned 2,333,510 shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1 1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services, on behalf of the Company, valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 shares of the Company's common stock or 52.2% without giving effect to any presently exercisable options.

Beneficial Ownership

The Company, Shadrack and Two Dog Net, Inc. (TDN), are related parties, in that, the Company's Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, is the sole shareholder of Shadrack which as of June 30, 2007 owns 52.2% of the Company's common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, TDN’s current President, Chairman and Founder, Nasser Hamedani, is the father of Sholeh Hamedani.

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

The Interim Stock Purchase Agreement with TCI Holding Company, LLC, as explained in Note 4, requires that, prior to the close of the Stock Purchase Agreement, TCI and TDN cancel the Wholesale Sales and Marketing Agreement between the two companies and that TDN transfer to TCI rights and interests in Intellectual Property, including software, trademarks, trade names, and trade secrets required to operate The Children’s Internet service. In turn, TCI will enter into a royalty agreement with TDN which will provide that TCI pay TDN a royalty fee of one dollar, one time, for each new TCI subscriber, for a period of two years from the date of the close of the Stock Purchase Agreement.

Office Space

The Company’s office space in Pleasanton, California had been leased by Shadrack Films, Inc. for the past three years. That lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. The Company and the landlord could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007 and moved its headquarters into office space in San Ramon, California. This office space is leased from RAM Properties by Nasser Hamedani, a related party, for a period of one year through July 15, 2008, with an option to renew for one additional year. The Company currently reimburses Mr. Hamedani for the monthly lease payment of $1,762. Costs of the relocation were approximately $5,000.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

The Company was subject to a claim by Stonefield Josephson, Inc., its former accountants, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The Arbitrator's decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 plus costs and fees in the amount of $1,425 due and payable March 15, 2007. The decision also awarded Stonefield Josephson, Inc. interest at the rate of 10% per annum from March 15, 2007. No amounts have been paid to Stonefield Josephson since the date of the Arbitrator’s decision.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The matter was subsequently transferred to Los Angeles Superior Court and a status conference is set for this matter on October 2, 2007.

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

The Company is currently seeking resolution of the SEC complaint by virtue of settlement.  A potential settlement likely may include the Company and/or its principals consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from current key members of management being barred from serving as either directors or officers of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its principals who raised funds through the sale of Company stock to third parties. Any proposed settlement will be subject to the Commission’s approval and the Company cannot predict the outcome of these settlement negotiations. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that the settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals and continue as a going concern.

From inception, Shadrack, the majority shareholder of the Company, has advanced to the Company approximately $1.5 million for operations. While the exact amount of the disgorgement of profits and/or penalties cannot be determined at this time, the ability to pay them by the Company or the Chief Executive Officer is a serious question. Any proposed settlement will be subject to the Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate Commission action should these settlement negotiations fail. The Company has not yet submitted a settlement offer to the SEC. The Company expects that it will prepare and submit a settlement offer to the SEC. However, there is no assurance that the Company’s settlement offer (if any) will be acceptable to the SEC and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals.

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink Financial Communications, Inc., the Company’s former investor relations consulting firm, was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement. Compensation includes a monthly salary of $10,000, of which $2,500 per month was deferred with 9% accrued interest until January 2007. The agreement also includes a combination of nonqualified and qualified stock options (the Stock Option). The Stock Option is for the purchase of up to 1,000,000 shares at an option price of $0.55 per share, and expires on December 31, 2010. The closing market price was $0.48 per share on the date of the agreement. One half of the Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Commencing on September 1, 2006, Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options was suspended. Of the 500,000 option shares which vested immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally the agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company's fiscal year, provided that the Employee meets the performance standards as established by Board of Directors. Pursuant to this provision, $40,000 was accrued as an expense for the period of January 1 through August 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Stock Option would have been recorded at $235,000.

Subsequent to the filing of the Company’s Form 10-KSB on May 18, 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. Mr. Arnold informed the Company that he believed his leave of absence resulted from the Company’s breach of the Executive Employment Agreement. The Company and Mr. Arnold have had discussions in an effort to resolve the differences between the parties but, to date, have not reached agreement. On August 8, 2007, Mr. Arnold advised the Company that he intends to take legal action against the Company to enforce the terms of his Employment Agreement. Mr. Arnold claims $520,000 in damages from the Company. The Company believes that Mr. Arnold violated the terms of his Employment Agreement when he voluntarily left his position as President in September of 2006. The Company believes it is only obligated to pay Mr. Arnold for back pay and bonus plus interest, for the period prior to September 2006. The total amount that the Company believes it owes Mr. Arnold as of June 30, 2007 is $89,274. This amount is reflected in the Company’s financial statements.

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

On March 1, 2007, the Company entered into an oral agreement to pay Tim T. Turner, the amount of $13,125 per month as a consultant until such time as Mr. Turner and the Company entered into an employment agreement. On April 2, 2007, the Company entered into an Executive Employment Agreement with Mr. Turner, whereby Mr. Turner will become the Director of Finance and Operations for the Company. Upon the Company obtaining Directors and Officers Insurance, Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of this Agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turner’s monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.  At the end of the twelve month period, the total amount of Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month.

In the event that the Company, acting in good faith, determines that it does not have the resources to pay Mr. Turner deferred compensation, Mr. Turner and the Company have agreed that the total amount of deferred compensation will be converted into a note payable to Mr. Turner by the Company. The Note shall have a term of one year and shall accrue interest at the annual rate of 7.75%, or 2.5 % above the Federal Funds Rate then in effect, whichever amount is higher, payable at the end of each calendar month. At the end of the Note term, the principal amount and any unpaid earned interest shall be due and payable. The Note will have a Warrant attached to it that will enable the holder to purchase shares of the Company’s common stock. The number of shares of the Company’s common stock that will be purchasable under the terms of the Warrant will be equal to the principal amount of the Note multiplied by four and divided by the then current market price of the Company’s common stock. The Warrant Shares will be unregistered and subject to Rule 144. The Warrant Shares shall have piggyback registration rights. The term of the Warrant will be five years from the date of issue. Mr. Turner’s monthly salary will otherwise be payable pursuant to the Company’s normal payroll practices. The Note will continue to be due and payable with interest from the date issued.

In addition to the Base Salary, Mr. Turner shall participate in a bonus program in which Mr. Turner will earn an annual bonus equal to 50% of Mr. Turner’s Base Salary subject to Mr. Turner meeting the performance objectives established by the Company.

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan” (the “Plan”). The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan, the Company has made available six million (6,000,000) Shares of the Company’s stock to be issued to Officers, Directors, Employees, Consultants and Advisors to the Company with certain restrictions as set forth in the Plan. The Plan will be administered by a Committee of the Board of Directors. The Plan will terminate ten years from the effective date of the Plan unless terminated earlier under terms of the Plan.

On June 15, 2007, the Company entered into a Definitive Interim Stock Purchase Agreement (the “ISPA”) with The Children’s Internet Holding Company, LLC (“TCI Holding”) and Shadrack Films, Inc., the majority shareholder, pursuant to which TCI Holding, subject to certain conditions, has agreed to purchase from the Company a total of 120 million authorized but unissued shares of the Company’s common stock, and from Shadrack an additional 10 million shares of the Company’s common stock. The purchase price for the shares is an aggregate of $8 million, of which $1.5 million is to be used by the Company to pay down certain indebtedness, and $500,000 is to be paid to Shadrack for the purchase of 10,000,000 shares of the Company’s Common Stock held by Shadrack, and the balance will be paid to the Company.

The ISPA is intended to be replaced by a final stock purchase agreement (the “FSPA”), which the parties have agreed to negotiate and enter into no later than 45 days from the end of TCI Holding’s due diligence process, unless extended by consent of both parties.

An escrow agreement was signed and became effective on July 3, 2007, under which TCI Holding agreed to place $500,000 of the purchase price into an escrow account, with the first $300,000 deposited on July 6, 2007, and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the FSPA. The Company has agreed to place 7,500,000 of its currently authorized but unissued shares of common stock into the escrow account, with the first 4,500,000 deposited on July 3, 2007 and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the FSPA. The escrowed cash and shares will be the sole remedy of the parties if an event of default under the ISPA, or the FSPA, occurs. The certificate for the 4,500,000 shares to be deposited on July 3rd was issued by the Company’s transfer agent on June 29, 2007. Therefore, the Company’s total issued and outstanding shares increased by 4,500,000 as of that date. On August 9, 2007, the Company and TCI Holdings amended the ISPA. Under the Amendment, $300,000 which was placed in escrow by TCI Holding pursuant to the ISPA was released from escrow, $150,000 to TCI to be used pay down certain specified current payables and $150,000 released back to TCI Holding. The Amendment also made certain changes to the events of default and SEC settlement provisions of the ISPA as reported in a Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.

From June 15, 2007 until the closing occurs under the FSPA, or earlier termination of the ISPA or FSPA, the Company has agreed not to solicit, discuss, negotiate or enter into any agreement or understanding with any third party relating to a sale, merger or acquisition of the Company, or the sale of a material portion of its assets, without the prior written consent of TCI Holding.

The Company has also agreed to cause Two Dog Net, Inc. (“TDN”) to transfer to TCI Holding as part of the closing “The Children’s Internet®” and “Safe Zone Technology®” software and other related trademarks, registrations and software applications, as such software, trademarks, registrations, and software applications related solely to the business of The Children’s Internet. After the Closing, TCI Holding has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet secure on-line service during the two-year period commencing on the closing date, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber.

Completion of the transaction is subject to a number of conditions, including negotiation and execution of the FSPA, amendment of the Company’s articles of incorporation to increase its authorized shares of common stock to 250 million (which will require consent of a majority of the shareholders) and dismissal or settlement of all litigation by the Securities and Exchange Commission against the Company to the satisfaction of TCI Holding.

NOTE 5 – COMMON STOCK

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

On June 29, 2007, 4,500,000 common shares were issued and deposited in escrow on July 3rd in accordance with the Definitive Interim Stock Purchase Agreement between TCI and TCI Holding Company, LLC, as explained in Note 4.

No other new shares were issued by the Company during the period from January 1, 2006 through the date of this report.

NOTE 6 – NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, on February 15, 2005, the Company’s Board of Directors granted an option to Two Dog Net, Inc., a related party, to purchase up to 18,000,000 shares of the Company’s restricted common stock. This option was valued at $0.

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

On April 30, 2007, subject to the terms of the 2007 Equity Incentive Plan, the Company granted qualified stock options to two employees, Tim Turner, pursuant to the terms of Mr. Turner’s Executive Employee Agreement, and John Heinke, the Company’s Controller. Mr. Turner was granted options to purchase 2,687,374 shares of the Company’s common stock at the purchase price of $0.081 per share. Of the total options, 300,000 shares vested immediately and the balance of 2,387,374 shares vest at the rate of one thirty-sixth per month of employment. Mr. Heinke was granted options to purchase 300,000 shares of the Company’s common stock at the purchase price of $0.081 per share. Mr. Heinke’s options vest at the rate of one thirty-sixth per month of employment. The purchase price of $0.081 per share for Mr. Turner and Mr. Heinke’s options was the fair market value of the shares at the date of the grant.

On April, 30, 2007, subject to the terms of the 2007 Equity Incentive Plan, the Company granted unqualified stock options to three of the Company’s four Directors, Roger Campos, Jamshid Ghosseiri and Tyler Wheeler. Each Director was granted options to purchase 125,000 shares of the Company’s common stock at the purchase price of $0.081 per share which was the fair market value of the shares at the date of the grant. The options for the three Directors vested immediately upon grant.

The value of the options granted on April 30, 2007 and discussed in the preceding two paragraphs, was based on a fair market value of $0.08 per share at the grant date, which was computed using the Black-Scholes option pricing model. The total value of option shares vested during the quarter ended June 30, 2007 was $65,944, which was recorded as an expense of the period.

Contributed Capital

For the period from January 1 through March 31, 2007, Shadrack Films, Inc., the majority shareholder, provided to the Company the half-time services of John Heinke, CPA, as Controller, at a fair market value of $7,500, which was contributed to Additional Paid-in Capital. Accordingly, he will not seek payment for the services provided during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Forward-Looking Statements

The following information contains certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,”“could,” “expect,” “estimate,” “anticipate,” “plan,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through June 30, 2007 and for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period from September 25, 1996 (inception) through June 30, 2007
Statement of Operations Data:
Net revenues	$442	$273	$1,317
Operating expenses	$567,406	$674,845	$4,695,012
Operating loss	$(567,067)	$(674,624)	$(4,693,913)
Net loss	$(584,715)	$(679,890)	$(4,735,101)

As of June 30, 2007
Balance Sheet Data:
Total assets	$46,432
Total liabilities	$2,418,593
Total stockholders' deficit	$(2,372,161)

Our operating expenses decreased by $107,439 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The decrease was primarily due to decreases of $52,278 in officer compensation and $227,298 in legal expenses. The decrease in officer compensation was attributable to the unpaid leave of absence taken by the President, William L. Arnold, from September 1, 2006 through the date of this report, partially offset by the engagement of Tim Turner as Director of Finance and Operations on April 2, 2007. The decrease in legal expenses resulted primarily from more litigation activity in 2006 due to the suit against former legal counsel Oswald & Yap and in responding to the SEC inquiry. The decreases mentioned were partially offset by increases in consulting fees of $81,236,accounting expenses of $60,739 due to the re-audit of the year ended 2005, and the $30,000 computed value of options granted to three directors, two of whom had served for over five years without compensation.

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

The Company released The Children’s Internet®, version 9.0, to the market on March 2, 2006. The Company is the exclusive marketer and distributor of The Children's Internet® membership-based service created just for kids. In the August 2004 issue of PC Magazine, The Children's Internet® was ranked as Editors' Choice in the category of "Kids' Browsers and Services," and was voted number one over AOL, EarthLink and MSN Premium 9. Additionally in August 2006, The Children's Internet® was declared winner of Outstanding Products of 2006 by iParenting Media Awards in the software category. Shortly thereafter in September 2006, The Children's Internet® received the coveted National Parenting Center's Seal of Approval.

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

During 2006 and 2007, the technology on which the product is based and the functionality of the service was improved. The Company increased the number of approved websites within the search engine and portals database by over 50%. The Company, through Two Dog Net, also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service. Additionally, during 2007, where appropriate, the Company contracted with third party companies to outsource administrative support services and effectively put in place the infrastructure to support the marketing initiatives. These outsource providers handle telemarketing and the order taking process and media placement.

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

The product is launched and generating minimal revenues through our grass roots marketing efforts as well as some online marketing initiatives. At the end of the last quarter, in March of 2007, we aired our updated Infomercial on various television stations from New York to California for an initial three week media test which was the first part of an overall three month media campaign. The Company intended to continue to run the media test to identify the markets that met or exceeded our response criteria in order to build the permanent television schedule to ”roll-out” the Infomercial on a national basis. However, due to unforeseen expenses we did not have the anticipated budget in place to continue to run the media test in the second quarter of 2007. Nevertheless, we still believe that utilizing the Infomercial to launch the advertising and consumer marketing program to build brand recognition and generate revenues from monthly subscriptions will be the cornerstone of an overall successful marketing plan.

During the second quarter of 2007, the Company took additional steps to upgrade the product and expand market opportunities. The Company developed a downloadable version of the product and made it available online as a free download at the Company’s corporate web site, www.childrensinternet.com. The downloadable version was released as part of our marketing plan to increase distribution opportunities and to coincide with the infomercial launch. Potential subscribers simply click on "Order Now" and can download the installation software directly from the Internet for a free 30-day trial thereby obviating the requirement to order a CD and wait for it to be shipped to them.

During the second quarter of 2007, we expanded our online marketing initiatives by launching an opt-in e-mail marketing and sales campaign that targeted approximately five million likely customers. In addition the Company utilized the services of a search engine optimization consulting firm to enhance the Company’s web placement on popular search engines.

As part of an overall expansion program to make the service marketable to a variety of affiliate websites like parenting portals and homework help portals the Company spent considerable time to doubled the number of approved web pages in the white list of acceptable sites used by the Company’s secure search engine and content portals. We believe this will allow us to establish strategic alliances with partners who have a major online presence for cross-promotional and visibility programs to co-market and co-brand the service.

We plan to continue our grass roots sales and online marketing efforts until such time that the Company raises significant capital required to implement a broad based Sales and Marketing Plan. We would focus our sales and marketing programs using a number of traditional and some less traditional marketing techniques to generate product awareness and build brand awareness. Among these are;

•
Direct Response Marketing. The TV Infomercial will be the cornerstone of our consumer-marketing program. This direct response-marketing vehicle provides a number of advantages including; a direct sale opportunity, brand awareness development, cost effectiveness, and rapid market response and feedback.

•
Spot Media. In markets where consumer reaction to our Direct Response Marketing program is high, we will run spot television and radio commercials in support of our Direct Response campaign to further enhance brand awareness and reinforce the consumer purchase decision. We will also be opportunistic marketers, purchasing airtime around relevant programming, such as MSNBC’s “To Catch a Predator” program.

•
Public Relations. Public relations activities will combine events, special promotions, and traditional media relations with the objective of maintaining top-of-mind awareness of the product with consumers and media. We will work with our strategic partners, where possible and appropriate, to maximize resources and obtain optimum media coverage.

•
Internet Advertising. The Company will employ Internet advertising on targeted sites frequented by parents of school-aged children. Advertising will also be placed on sites that specifically address Internet security for children.

•
School Sales Initiative. Schools are a natural vehicle for reaching our target audience, parents of school-aged children. The Company will initiate a major sales effort aimed at forming partnerships with schools and teachers to bring awareness of our product to children and their parents. The Company has tested this concept with local school districts and the response has been excellent.

•
Fundraising Initiative. The Company will establish a fundraising program for use by schools as well as other children’s organizations, as a fund raising vehicle. This program will enable such organizations to raise funds by selling subscriptions to The Children’s Internet service. A portion of the sales price will be refunded to the selling organization. The advantage of TCI’s fund raising program over other fund raising vehicles is that our program functions like an annuity, providing continued funding to the participating organization for as long as their members continue to subscribe to The Children's Internet service.

•
Strategic Partnerships. Strategic partnerships will be an important component of our overall marketing strategy. Strategic partners can provide “legitimacy” for the brand. These partners can also expose the Company’s product to a large base of potential new customers. Joint public relations and marketing efforts can be a very cost effective mechanism. ISP’s, web portals, telecommunications companies, child oriented companies and public interest groups will be target strategic partners.

We believe the combined effect of this coordinated marketing program will be to build awareness of our product amongst our target consumer, to establish The Children’s Internet as the premiere product in the minds of consumers and to drive this motivated consumer base to make the purchase decision to subscribe to The Children’s Internet service.

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

LIQUIDITY AND RESOURCES

As of June 30, 2007, we had net loss from inception of approximately $4,735,000. Of this amount, approximately $603,000 represents the estimated fair market value for the cost of wages, if paid, for services rendered by our Chief Executive Officer, Controller and James Lambert, an outside financial consultant (we have recorded these amounts for the cost of wages and, since they did not charge the Company, as additional paid-in capital), $1,844,000 represents professional fees such as legal and accounting expenses, $575,000 represents a debt financing fee, $381,000 represents officers and directors compensation for which an options to purchase common stock was issued, $578,000 represents accrued officers compensation, and the balance of $754,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $1,000 in revenues. To date, Shadrack, the majority shareholder, has funded all of our expended costs, with the exception of short-term advances totaling approximately $184,000 made by other related parties during the first two quarters of 2007.

Currently, we are dependent on funding from Shadrack and other related parties for our current operations and for providing office space and utilities that for the six months ended June 30, 2007, averaged $20,500 per month in operating costs, exclusive of professional fees and officer compensation accrued but unpaid. Through June 30, 2007, the amount funded by Shadrack totaled approximately $1,480,000. On June 30, 2007, the balance due to Shadrack was approximately $1,023,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 shares of restricted common stock at a conversion price of $0.035 per share. Shadrack is under no obligation to continue funding our operations and could stop at any time without notice. Furthermore, Shadrack currently has limited financial resources. Therefore, additional funding for the Company through Shadrack is dependent on Shadrack’s ability to raise funds in the future, for which there is no assurance.

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

The Company’s office space in Pleasanton, California had been leased by our majority shareholder, Shadrack Films, Inc., which expired on April 30, 2007. From May 1 through July 15, 2007, we rented our office space on a month-to-month basis. The Company and the landlord could not reach an agreement on terms for a new lease and we vacated the premises on July 13, 2007, and moved our headquarters into office space in San Ramon, California. This office space is leased by Nasser Hamedani, a related party, who we reimburse for the monthly lease payment of $1,762.

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

(b) Evaluation of Disclosure Controls and Procedures and Remediation

In connection with the restatement, under the direction of our Chief Executive Officer and Controller, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company implemented a review system whereby all agreements which have a material effect on the Company are reviewed by the Chief Executive Officer and outside counsel and filed. Copies are forwarded to the Company’s accounting department where they are logged and processed for follow-up. In addition to the above, we constantly monitor our procedures and when necessary hire outside consultants to make sure that the Company’s corporate compliance program is up to date with all SEC Rules and recommendations.

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

Stonefield Josephson, Inc. Arbitration

The Company was subject to a claim by Stonefield Josephson, Inc., the former accountants for the Company, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 plus costs and fees in the amount of $1,425 due and payable March 15, 2007. The decision also awarded Stonefield Josephson, Inc. interest at the rate of 10% per annum from March 15, 2007. No amounts have been paid to Stonefield Josephson since the date of the Arbitrator’s decision.

The Children’s Internet, Inc. v. Stonefield Josephson, Inc.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The matter was subsequently transferred to Los Angeles Superior Court and a status conference is set for this matter on October 2, 2007.

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

The Company is currently seeking resolution of the SEC complaint by virtue of settlement.  A potential settlement likely may include the Company and/or its principals consenting, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions including substantial penalties. These penalties could range from current key members of management being barred from serving as either directors or officers of the Company to also including financial penalties and disgorgement of all profits derived by the Company and/or its principals who raised funds through the sale of Company stock to third parties. Any proposed settlement will be subject to the Commission’s approval and the Company cannot predict the outcome of these settlement negotiations. Additionally, there is no assurance that the Company will receive a settlement offer. Moreover, there is no assurance that the settlement offer (if any) will be acceptable to the Company and the prospect of litigation could ensue which could seriously compromise the Company's ability to achieve its goals and continue as a going concern.

William L. Arnold
On February 25, 2005, we entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which William L. Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a “Commencement Bonus” payable in the form of 200,000 restricted shares of the Company's common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the Agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, database extensions) up to an average of $2,500 per month.

The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005 because there was a mutual desire for Mr. Arnold to be involved on a daily basis. Hence, on December 30, 2005, he was hired as the Company’s President. Beginning on September 1, 2006, Mr. Arnold took an unpaid leave of absence.

Subsequent to the filing of our Form 10-KSB on May 18, 2007, Mr. Arnold advised us that he disagreed with our position that his unpaid leave of absence was voluntary. Mr. Arnold informed us that he believed his leave of absence resulted from the Company’s breach of his Executive Employment Agreement. We have had discussions with Mr. Arnold in an effort to resolve the differences between the parties but, to date, have not reached agreement. On August 8, 2007, Mr. Arnold advised us that he intends to take legal action against the Company to enforce the terms of his Employment Agreement. Mr. Arnold claims $520,000 in damages from the Company. We believe that Mr. Arnold violated the terms of his Employment Agreement when he voluntarily left his position as President in September of 2006. We believe that we are only obligated to pay Mr. Arnold for back pay and bonus plus interest, for the period prior to September 2006. The total amount that we believe is owed to Mr. Arnold as of June 30, 2007 is $89,274, which amount is reflected in our financial statements.

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

On May 25, 2007, the Company filed a Current Report on Form 8-KA reporting a new engagement agreement with Hunter, Flemmer, Renfro & Whitaker, LLP which included re-auditing the financial statements for the year ended December 31, 2005, on which the former accountant had withdrawn its opinion. In addition, a letter approving the statements made in this Form 8-KA received from the previous accountant was reported.

On June 21, 2007, the Company filed a Current Report on Form 8-K reporting a Definitive Interim Stock Purchase Agreement with The Children’s Internet Holding Company, LLC, for the purchase of 120 million new shares of the Company’s common stock and 10 million shares of the Company’s common stock held by Shadrack Films, Inc., for an aggregate price of $8 million.

On August 15, 2007, the Company filed a Current Report on Form 8-K reporting Amendment No. 1 to the Definitive Interim Stock Purchase Agreement by and between The Children’s Internet, Inc., The Children’s Internet Holding Company, LLC and Shadrack Films, Inc., dated August 9, 2007.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 20, 2007	The Children’s Internet, Inc.

/S/ SHOLEH HAMEDANI
By: Sholeh Hamedani
Its: Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)