Form 10QSB
period 2007-09-30
CHILDRENS INTERNET INC
filed 2007-11-19
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
(Issuer’s telephone number)

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
As of September 30, 2007, there were 31,373,738 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

THE CHILDREN’S INTERNET, INC

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Balance Sheet - September 30, 2007	1

	Unaudited Statements of Operations - For the nine months and three months ended September 30, 2007 and 2006, and the period from inception to September 30, 2007	2

	Unaudited Statements of Cash Flows - For the nine months ended September 30, 2007 and 2006, and the period from inception to September 30, 2007	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Plan of Operation	18

Item 3.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		35

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2007
(Unaudited)

ASSETS

Current Assets:
Deposit held in escrow, offsets $37,378 account payable to Oswald & Yap (Note 4)	$37,378
Prepaid marketing expenses	630
Total Current Assets	38,008
Equipment:
Equipment at cost	13,034
Accumulated depreciation	(8,382)
Equipment, net	4,652
Other Assets:
Deposit - State Board of Equalization	2,000
Utility deposit	118
Deferred tax asset, net of valuation allowance of $1,300,319	-
TOTAL ASSETS	$44,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Cash overdraft	$474
Accounts payable and accrued expenses	766,940
Accrued officers' compensation	662,024
Notes payable to TCI Holding Company, LLC	161,000
Loans payable to related parties	120,009
Payroll taxes on accrued officers' compensation	26,860
Taxes payable	4,123
Total Current Liabilities	1,741,430
Long-Term Liabilities:
Due to related party	1,014,578
TOTAL LIABILITIES	2,756,008

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 31,373,738 shares issued and outstanding	31,374
Additional paid-in capital	2,349,482
Deficit accumulated during the development stage	(5,092,086)
TOTAL STOCKHOLDERS' DEFICIT	(2,711,230)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,778

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception
	2007	2006	2007	2006	to Date

NET REVENUES	$189	$363	$631	$636	$1,506
COSTS OF REVENUES	22	131	85	219	240
Gross margin	167	232	546	417	1,266
OPERATING EXPENSES
Sales and marketing	-	7,695	35,700	23,550	69,595
General and administrative	248,031	151,864	613,555	586,871	3,262,847
Officers' compensation	100,291	88,056	264,277	304,319	1,703,596
Depreciation expense	1,086	1,017	3,282	3,208	8,382
Total operating expenses	349,408	248,632	916,814	917,948	5,044,420
Loss from operations	(349,241)	(248,400)	(916,268)	(917,531)	(5,043,154)
Interest expense	7,744	6,259	24,632	10,725	44,132
Loss before income taxes	(356,985)	(254,659)	(940,900)	(928,256)	(5,087,286)
Provision for income taxes	-	-	800	800	4,800
NET LOSS	$(356,985)	$(254,659)	$(941,700)	$(929,056)	$(5,092,086)

Net loss per common share
- basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	26,873,738	26,861,909	26,873,738	26,860,034

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	For the Nine Months		Inception through
	Ended September 30,		September 30,
	2007	2006	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(941,700)	$(928,954)	$(5,092,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	3,282	3,208	8,382
Amortization of prepaid marketing expenses	630	-	630
Stock compensation to directors	30,000	-	345,000
Stock compensation to officers and employees	53,860	52,223	106,083
Shares issued for services	-	7,800	709,756
Services performed as capital contribution	7,500	-	602,500
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	(2,000)	(2,000)
Utility deposit	(118)	-	(118)
Increase in current assets -
Deposit held in escrow	-	-	(37,378)
Prepaid marketing expenses	-	(2,941)	(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	351,813	252,592	797,923
Accrued officers' compensation	212,750	224,274	662,024
Notes payable to TCI Holding Company, LLC	161,000	-	161,000
Loans payable to related parties	120,009	-	120,009
Net cash used in operating activities	(974)	(393,798)	(1,614,535)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(838)	(774)	(13,034)
Net cash used in investing activities	(838)	(774)	(13,034)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	232	291,004	1,471,490
Majority shareholder advances converted to stock	-	-	(456,912)
Net cash provided by financing activities	232	291,004	1,627,095

Net change in cash and cash equivalents	(1,580)	(103,568)	(474)

Cash and cash equivalents - Beginning of period	1,106	103,849	-

Cash and cash equivalents - End of period	$(474)	$281	$(474)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$180	$-	$3,302
Cash paid for taxes	$800	$800	$4,800

The accompanying notes are an integral part of the financial statements.

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children’s Internet, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 shares were issued to a small group of shareholders. The Company was primarily inactive until July 3, 2002 when Shadrack Films, Inc. (“Shadrack”) purchased 2,333,510 newly-issued shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest. The total issued and outstanding shares of the Company were increased to 4,575,510 shares as a result of this sale to Shadrack. On December 27, 2002, the Company’s name was changed from D.W.C. Installations to The Children’s Internet, Inc.

The Company is currently authorized to conduct business in California, and as of July 15, 2007 the Company is headquartered in San Ramon, California. The Company’s primary operations consist of marketing, selling, and administering a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales and Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five year extensions. It is a condition to the closing of the Definitive Stock Purchase Agreement (defined below) that the Wholesale Sales and Marketing Agreement be cancelled and that TDN transfer to the Company the intellectual property related to The Children’s Internet®. The possible cancellation of the Wholesale Sales and Marketing Agreement is discussed in greater detail in Note 2.

In a Stock Purchase Agreement dated October 11, 2002, twenty-five D.W.C. Installations shareholders sold 2,237,000 of the original 2,242,000 “freely-tradable” shares of common stock to six individuals, two of whom are related to the Company’s former Chief Executive Officer and Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani. Together, the two related individuals purchased 27% of the 2,237,000 shares sold. At the time the shares were issued, the Company believed the shares were “freely tradable” based on the representations made by its attorney at the time, Oswald & Yap, who structured the agreement.  Subsequently the Company determined that the shares were, in fact, not freely tradable and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement which was declared effective on May 5, 2004.

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

The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of September 30, 2007 and 2006, the net amount loaned to the Company by Shadrack was $1,471,490 and $1,369,150, respectively.

During the year ended December 31, 2005, an additional 13,334,628 restricted shares of common stock were issued. Of these shares, 13,054,628 were issued to Shadrack, a related party which owns approximately 44.7% of the Company's outstanding common stock, for conversion of existing debt and 280,000 shares were issued to Crosslink Financial Communications, a non-related party1  in payment for providing investor relation services.

On June 9, 2006, 15,600 shares were issued to two principals of Brazer Communications under a public relations consulting agreement, as explained in Note 4.

On June 29, 2007, 4,500,000 shares were issued in the name of The Children’s Internet Holding Company, LLC, a Delaware limited liability company (“TCI Holding” or “TCI Holding Company, LLC”), and deposited in escrow on July 3, 2007 in accordance with the Definitive Interim Stock Purchase Agreement between the Company and TCI Holding (the “Interim Stock Purchase Agreement” or the “ISPA”), as explained in Note 4, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738 at September 30, 2007.

On October 19, 2007, TCI Holding Company, LLC entered into a Definitive Stock Purchase Agreement (the “Definitive Stock Purchase Agreement” or the “DSPA”) with the Company to purchase a controlling interest in the Company, as reported in a Form 8-K filed on October 25, 2007, and explained in Note 4.

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities. The Company is devoting the majority of its efforts to activities focused on marketing The Children’s Internet® service and on financial planning, raising capital, developing sales strategies and new marketing materials and implementing its business plan. The Company is considered to be a development stage company even though its planned principal operations have commenced, because there have been no significant revenues earned by the Company to date.

1 Although Crosslink Financial Communications was not a related party at the time of the issuance, the principal shareholder of Crosslink, William L. Arnold, became President of the Company under an Executive Employment Agreement on December 30, 2005.

Additionally, the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition, corrected copy” to revise and clarify SAB No. 101, “Revenue Recognition in Financial Statements”, issued in 1999 and 2000. Pursuant to these bulletins and the relevant generally accepted accounting principles, the Company recognizes revenue when services are rendered to subscribers under contractual obligation to pay monthly subscription amounts for such services.

NOTE 2 - INTERIM FINANCIAL INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission, which contemplates continuation of the Company as a going concern. At present, the Company has not generated any significant revenues from its established sources of revenue and has had net losses and negative cash flow since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without the realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

These interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes as contained in the Company’s Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and negative cash flow from operations for the nine-month periods ended September 30, 2007 and 2006, and accumulated net losses and negative cash flow from operations of $5,092,086 and $1,614,535, from inception through September 30, 2007.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. On October 19, 2007, TCI Holding Company, LLC entered into a Definitive Stock Purchase Agreement with the Company to purchase a controlling interest in the Company, as reported in Form 8-K filed on October 25, 2007, and explained in Note 4. In the event the transaction contemplated under the Definitive Stock Purchase Agreement is not consummated, a pending suit against the Company by the Securities and Exchange Commission (the “SEC”), which is further described in Note 4, raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and to repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to provide for the Company’s capital needs during the year ended December 31, 2007 by incurring additional debt financing and is seeking equity financing from unrelated parties, primarily from the contemplated purchase of the Company pursuant to the Definitive Stock Purchase Agreement, with the proceeds to be used to fund continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company’s former Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision will be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for each of the nine-month periods ended September 30, 2007 and 2006, $135,000 has been accrued and charged to Officers’ Compensation. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. As a condition of the Definitive Stock Purchase Agreement, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, including any unpaid compensation that may be owed to her.

The salary of the Company’s former President, William L. Arnold, was not fully paid, but was accrued from May 1, 2006 through August 31, 2006. Beginning on September 1, 2006, Mr. Arnold took an unpaid leave of absence. As described in Note 4, the Company believes that Mr. Arnold’s leave of absence was voluntary while Mr. Arnold claims that his leave of absence was related to a breach of his employment agreement with the Company.

From April 1 through September 30, 2007, Roaya Wooler and Soraiya Smida, sisters of the then Chief Executive Officer of the Company, Sholeh Hamedani, and both of whom have twelve years experience with TDN developing and marketing the Children’s Internet®, performed consulting services for the Company and together earned a total of $35,846 for their services.

Advances

With the exception of short-term advances totaling $74,249 made during the first nine months of 2007 by Nasser Hamedani, a related party as explained below, short-term advances totaling $38,260 made by Larry Wheeler, father of Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, short-term advances totaling $7,500 made by John Heinke, the Company’s Controller, and an advance of $161,000 made by TCI Holding Company LLC as an advance against the purchase price of the Company’s common stock as described in Note 4, substantially all of the Company’s funding has been provided by Shadrack, which holds approximately 44.7% of the Company’s outstanding common stock, as of the date of this report. The total amount advanced by Shadrack through September 30, 2007 and 2006 was $1,471,490 and $1,369,150, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share. As a condition of the Definitive Stock Purchase Agreement, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

Shadrack is an entity owned and controlled by the Company’s former Chief Executive Officer, Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack previously owned 2,333,510 shares of the Company’s common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1)(1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 on behalf of the Company with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of debt, Shadrack owned an aggregate of 14,040,988 shares of the Company’s common stock or approximately 44.7% of the Company’s outstanding common stock (without giving effect to any presently exercisable options) as of September 30, 2007. Under the terms of the Definitive Stock Purchase Agreement, TCI Holding shall purchase 8,040,988 shares of the Company’s common stock for $500,000 currently owned by Shadrack upon the closing of the agreement.

Beneficial Ownership

The Company, Shadrack and TDN are related parties. The Company’s former Chief Executive Officer and Chief Financial Officer and current Chariman of the Board, Sholeh Hamedani, is the sole shareholder of Shadrack, which as of September 30, 2007 owns approximately 44.7% of the Company’s common stock. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, as of September 30, 2007, TDN’s President, Chairman and Founder, Nasser Hamedani, is the father of Sholeh Hamedani. As of October 5, 2007, Ms. Hamedani resumed her role as President of TDN. TDN also owns an option to purchase up to 18,000,000 shares of the Company’s common stock and is therefore beneficial owner of approximately 36.5% of the Company’s common stock. Under the terms of the Definitive Stock Purchase Agreement, as explained in Note 4, this option will be cancelled without any further action or payment by TDN or the Company upon the closing of the Definitive Stock Purchase Agreement.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and TDN, dated March 3, 2003 (the “Wholesale Sales and Marketing Agreement”), is an exclusive and renewable five-year agreement for the Company to be the exclusive marketer of TDN’s proprietary secure internet service for children at the pre-school to junior high school levels called The Children’s Internet®. Under the terms of the Wholesale Sales and Marketing Agreement, the agreement is automatically renewed for additional five-year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Accordingly, the earliest date on which the agreement can be terminated is March 3, 2013.

On February 15, 2005, the Company’s Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement. The amendment reduces the license fee for The Children’s Internet® technology payable to TDN from $3.00 to $1.00 per subscriber per month. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company’s currently restricted common stock as described below.

The Definitive Stock Purchase Agreement with TCI Holding Company, LLC, as explained in Note 4, requires that, prior to the closing of the Definitive Stock Purchase Agreement, the Company and TDN cancel the Wholesale Sales and Marketing Agreement and that TDN transfer to the Company the rights and interests in the intellectual property, including software, trademarks, trade names, and trade secrets, required to operate The Children’s Internet service. In turn, the Company will enter into a royalty agreement with TDN which will provide that the Company will pay TDN a one time royalty fee of one dollar for each new subscriber to the Children’s Internet service, for a period of two years from the date of the closing of the Definitive Stock Purchase Agreement.

Office Space

The Company’s previous office space in Pleasanton, California had been leased by Shadrack for the past three years. Shadrack allowed the Company use of the space under a verbal lease agreement at the same rental rate charged to Shadrack. The original lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. Shadrack and the lessor of the Pleasanton office could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007. Upon vacating the Pleasanton office, the Company moved its headquarters into office space in San Ramon, California. This office space is leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one year lease through July 14, 2008, with an option to renew for one additional year. The Company currently reimburses Mr. Hamedani for the monthly lease payment of $1,762. Costs of the relocation were approximately $5,000.

Stock Options Granted

As noted above, on February 15, 2005, because TDN agreed to reduce their licensing fee, the Company issued an option to TDN to purchase up to 18,000,000 shares of the Company’s restricted common stock at an exercise price of $0.07 per share, and a fair value of $0 (the “TDN Option”). The TDN Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The TDN Option also provides TDN with “piggyback” registration rights for all shares underlying the TDN Option on any registration statement filed by the Company for a period of one year following any exercise of the TDN Option. This issuance was valued at $0 because as of the date of issuance, the Company was under no obligation for payment to TDN since no sales of the product had occurred and no liability, therefore, had been generated. The TDN Option was granted primarily to induce TDN to reduce its future right to a royalty from sales of the product.

Under the terms of the Definitive Stock Purchase Agreement, as explained in Note 4, the TDN Option will be cancelled without any further action or any payment by TDN or the Company upon the closing of the Definitive Stock Purchase Agreement. However, after the closing of the Definitive Stock Purchase Agreement, the Company shall set aside 12,857,142 shares of its common stock solely for the purpose of offering such shares to certain stockholders of TDN at a price of $.07 per share. The shares will be made available only to TDN stockholders who receive cash payments from the SEC from an escrow fund of $900,000 set aside for those stockholders under a final judgment to be entered into in connection with the SEC Complaint (as defined in Note 4). This offering will be held open for a period of ninety days following the date of the $900,000 cash distribution by the SEC.

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

On February 14, 2005, the Company filed a cross-complaint against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel.

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y, and the principal allegation is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. Installations (“D.W.C.”) with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares, which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. Litigation of this matter is currently stayed pending outcome of the SEC Complaint discussed below. The case is scheduled for a status conference on December 17, 2007 before the Superior Court in Irvine, California.

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified shareholders and identified purchasers. Under the terms of the Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. The payment date is designated as 90 days from the date that the Company’s (formerly, D.W.C.) shares of common stock become quoted on the over-the-counter bulletin board system. The shares were approved by NASDAQ OTC:BB to be quoted on the over-the-counter bulletin board system on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due.

On June 13, 2006, the Company became subject to an arbitration demand from Stonefield Josephson, Inc., its former accountant, seeking reimbursement costs for legal fees spent in connection with the SEC inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The Arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 plus costs and fees in the amount of $1,425 due and payable March 15, 2007. The decision also awarded Stonefield Josephson, Inc. interest at the rate of 10% per annum from March 15, 2007. On August 30, 2007, an additional $2,500 in post-arbitration attorney’s fees and costs was awarded by the Los Angeles Superior Court. No amounts have been paid to Stonefield Josephson since the date of the Arbitrator’s decision.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The Company seeks damages resulting from defendants’ actions, including recovering costs expended for a subsequent audit and the resultant loss in stock price following the Company’s inability to file necessary reports with the NASD. The matter was subsequently transferred to Los Angeles Superior Court. All parties have agreed to mediation in this matter currently scheduled for December 3, 2008. A status conference is scheduled for January 29, 2008.

Under the terms of the Definitive Stock Purchase Agreement, the Company and Shadrack have agreed to vigorously prosecute the Oswald and Yap litigation and the Stonefield Josephson litigation. The terms of the Definitive Stock Purchase Agreement provide that the Company and Shadrack agree that any recovery will be paid in its entirety to Shadrack and that Shadrack agrees to pay in advance all fees, costs and expenses going forward for prosecution of the litigations. Additional details of the Definitive Stock Purchase Agreement can be found in the Company’s Form 8K filed on October 25, 2007 at the SEC’s web site, www.sec.gov.

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint (the “SEC Complaint”) in the United States District Court, Northern District of California, Case No. C066003CW, against, among others, the Company, and its former Chief Executive Officer, Sholeh Hamedani, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 by one or more defendants; violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13 by one or more defendants; violations of Section 13(b)(2)(A) of the Exchange Act by the Company; violations of Section 13(b)(2)(B) of the Exchange Act by the Company; and violations of Section 13(b)(5) of the Exchange Act and Rules 13b2-1, 13b2-2, 13a-14, 16(a) by one or more defendants. The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the SEC, and in particular, in the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that the defendants, or some of them, induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has answered the complaint. Trial in the matter has been set for March 31, 2008.

The Company is currently seeking resolution of the SEC Complaint by virtue of settlement.  The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The proposed agreement is subject to the approval of the SEC Commission in Washington D.C. and contingent upon the closing of the purchase transaction between the Company and TCI Holding. The proposed settlement agreement includes a requirement that the Company and its principals consent, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions. Under the proposed settlement, the Company will be ordered to pay to the SEC disgorgement of $2,722,344, plus pre-judgment interest thereon in the amount of $342,097, and jointly and severally with Sholeh Hamedani and Nasser Hamedani, the amount of $752,700, plus pre-judgment interest thereon in the amount of $94,586. However, the SEC will deem such obligations satisfied upon payment of $2,700,000 from the proceeds escrowed from the sale of the Company’s common stock under the Definitive Stock Purchase Agreement, and will waive the remaining $1,211,727 that the Company, Sholeh Hamedani and Nasser Hamedani would be liable for to the SEC. Under the settlement, Sholeh Hamedani will also resign from the Board of Directors. Ms. Hamedani already resigned as the Company’s CEO and CFO and Richard J. Lewis, III, was appointed as the Company’s acting CEO and CFO in conjunction with the Definitive Stock Purchase Agreement, effective October 19, 2007. The proposed settlement agreement is subject to the SEC Commission’s approval. There is no assurance that the SEC Commission will approve the proposed settlement. If the proposed settlement agreement is not approved by the Commission or the purchase transaction is not consummated, the prospect of litigation could ensue, which could seriously compromise the Company’s ability to continue as a going concern.

From inception, Shadrack, which holds approximately 44.7% of the Company's outstanding common stock, has advanced to the Company approximately $1.5 million for operations. While the exact amount of the disgorgement of profits and/or penalties under the SEC Complaint cannot be determined at this time, the ability to pay them by the Company or the Company’s former Chief Executive Officer is a serious question. Any proposed settlement will be subject to the SEC Commission’s approval.  The Company cannot predict the outcome of any settlement negotiations, the staff’s investigation, or the ultimate SEC Commission action should these settlement negotiations fail. There is no assurance that the proposed settlement agreement will be acceptable to the SEC Commission and the prospect of litigation could ensue which could seriously compromise the Company’s ability to achieve its goals.

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink Financial Communications, Inc., the Company’s former investor relations consulting firm, was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement. Compensation included a monthly salary of $10,000, of which $2,500 per month was deferred with 9% accrued interest until January 2007. The Executive Employment Agreement also included a combination of nonqualified and qualified stock options (the “Arnold Stock Option”). The Arnold Stock Option is for the purchase of up to 1,000,000 shares at an option price of $0.55 per share, and expires on December 31, 2010. The closing market price of the Company’s common stock was $0.48 per share on the date of the agreement. One half of the Arnold Stock Option vested immediately and the remaining 500,000 option shares will vest at the rate of 1/36th each month until fully vested. Commencing on September 1, 2006, Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options was suspended. Of the 500,000 option shares which vested immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally, the Executive Employment Agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company’s fiscal year, provided that Mr. Arnold meets the performance standards as established by Board of Directors. Pursuant to this provision, $40,000 was accrued as an expense for the period of January 1 through August 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Arnold Stock Option would have been recorded at $235,000.

In May 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. Mr. Arnold informed the Company that he believed his resignation resulted from the Company’s breach of his Executive Employment Agreement. The Company and Mr. Arnold have had discussions in an effort to resolve the dispute between them but, to date, have not reached agreement. The Company believes that Mr. Arnold violated the terms of the Executive Employment Agreement when he voluntarily left his position as President in September of 2006. The Company believes it is only obligated to pay Mr. Arnold for back pay and bonus, plus interest, for the period prior to September 2006. The total compensation that the Company believes it owes Mr. Arnold as of September 30, 2007 is $89,274. This amount is reflected in the Company’s financial statements.

In a letter from Mr. Arnold’s counsel dated November 7, 2007, Mr. Arnold seeks to negotiate an amicable settlement for alleged breach of contract, intentional and negligent misrepresentation arising out of his recruitment, hiring, and employment beginning in December 2005. Mr. Arnold has indicated an interest in resolving the matter with a full release of claims for payment of $400,000. If the parties are unable to negotiate a settlement of the matter, then Mr. Arnold has indicated his intent to file litigation or seek arbitration sometime before the stated closing date of the Definitive Stock Purchase Agreement. The Company is carefully considering the allegations made in Mr. Arnold’s correspondence, and is evaluating all of its options in the matter.

Adverse outcomes in some or all of the claims pending against the Company may result in significant monetary damages or injunctive relief against the Company that could adversely affect the Company’s ability to conduct its business. Although management currently believes that resolving all of these matters, individually, or in the aggregate, will not have a material adverse impact on the Company’s financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

The Company is not aware of any other pending or threatened litigation that could have a material adverse effect on its business.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees were set at $4,700 per month for the contract period of six months ended on December 8, 2006. In addition to the monthly fees, on the date of the agreement, 15,600 restricted shares were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, and was amortized over the period of the agreement.

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

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. This agreement replaced an existing agreement entered into on April 5, 2005. The term of the current agreement continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under the agreement, inbound live phone services are billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first three months of service and during up to four months per year when no television infomercials are being aired. The Company’s need for the services of Convergys Customer Management Group are no longer warranted and therefore the Company cancelled its contract with this provider as of October 1, 2007.

On March 1, 2007, the Company entered into an oral agreement to pay Tim T. Turner, the amount of $13,125 per month as a consultant until such time as Mr. Turner and the Company entered into an employment agreement. On April 2, 2007, the Company entered into an Executive Employment Agreement, whereby Mr. Turner became the Director of Finance and Operations for the Company. Under the terms of the employment agreement, upon the Company obtaining Directors and Officers Insurance, Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of his employment agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turner’s monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.  At the end of the twelve month period, the total amount of Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month.

In the event that the Company, acting in good faith, determines that it does not have the resources to pay Mr. Turner’s deferred compensation, Mr. Turner and the Company have agreed that the total amount of deferred compensation will be converted into a note payable to Mr. Turner by the Company (the “Turner Note”). The Turner Note shall have a term of one year and shall accrue interest at the annual rate of 7.75%, or 2.5 % above the Federal Funds Rate then in effect, whichever amount is higher, payable at the end of each calendar month. At the end of the Turner Note term, the principal amount and any unpaid earned interest shall be due and payable. The Turner Note will have a Warrant attached to it that will enable the holder to purchase shares of the Company’s common stock (the “Turner Warrant”). The number of shares of the Company’s common stock that will be purchasable under the terms of the Turner Warrant (the “Turner Warrant Shares”) will be equal to the principal amount of the Turner Note multiplied by four and divided by the then current market price of the Company’s common stock. The Turner Warrant Shares will be unregistered and subject to Rule 144. The Turner Warrant Shares shall have piggyback registration rights. The term of the Turner Warrant will be five years from the date of issue. Mr. Turner’s monthly salary will otherwise be payable pursuant to the Company’s normal payroll practices. The Turner Note will continue to be due and payable with interest from the date issued.

In addition to his base salary, Mr. Turner shall participate in a bonus program in which Mr. Turner will earn an annual bonus equal to 50% of Mr. Turner’s base salary subject to Mr. Turner meeting the performance objectives established by the Company.

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan” (the “Plan”). The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan, the Company has made available six million (6,000,000) shares of the Company’s stock to be issued to officers, directors, employees, consultants and advisors of the Company with certain restrictions as set forth in the Plan. The Plan will be administered by a Committee of the Board of Directors. The Plan will terminate ten years from the effective date of the Plan unless terminated earlier under terms of the Plan.

On June 15, 2007, the Company entered into the Interim Stock Purchase Agreement with TCI Holding and Shadrack, which holds approximately 44.7% of the Company’s outstanding common stock pursuant to which TCI Holding, subject to certain conditions, agreed to purchase from the Company a total of 120 million authorized but unissued shares of the Company’s common stock, and from Shadrack an additional 10 million shares of the Company’s common stock. The purchase price for the shares was to be an aggregate of $8 million, of which $1.5 million was to be used by the Company to pay down certain indebtedness, and $500,000 was to be paid to Shadrack for the purchase of 10,000,000 shares of the Company’s Common Stock held by Shadrack, and the balance would have been paid to the Company.

An escrow agreement was signed and became effective on July 3, 2007, under which TCI Holding agreed to place $500,000 of the purchase price into an escrow account, with the first $300,000 deposited on July 6, 2007, and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the final Definitive Stock Purchase Agreement (“FSPA”). The Company agreed to place 7,500,000 of its currently authorized but unissued shares of common stock into the escrow account, with the first 4,500,000 deposited on July 3, 2007 and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the FSPA. The escrowed cash and shares will be the sole remedy of the parties if an event of default under the ISPA, or the FSPA, occurs. The certificate for the 4,500,000 shares deposited on July 3, 2007 was issued by the Company’s transfer agent on June 29, 2007. Therefore, the Company’s total issued and outstanding shares increased by 4,500,000 as of that date. On August 9, 2007, the Company and TCI Holding amended the ISPA. Under the amendment, $300,000 which was placed in escrow by TCI Holding pursuant to the ISPA was released from escrow, $150,000 to TCI to be used to pay down certain specified current payables and $150,000 released back to TCI Holding. The Amendment also made certain changes to the events of default and SEC settlement provisions of the ISPA as reported in a Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.

On October 19, 2007, the Company and TCI Holding entered into the Definitive Stock Purchase Agreement. The DSPA supercedes the ISPA and constitutes the FSPA that was contemplated by the ISPA. Under the terms of the DSPA, TCI Holding will purchase 120 million newly issued shares of the Company’s common stock for $7.5 million from the Company and 8,040,988 shares of the Company’s common stock from Shadrack for $500,000. Of the $8 million total purchase price, the $500,000 payable to Shadrack plus up to an additional $2.2 million is expected to be paid directly to the SEC as part of a proposed settlement of SEC Complaint. The proposed settlement with the SEC is subject to approval by the SEC Commission.

Additionally, as a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

The Company has also agreed, as a condition of the DSPA, to cause TDN to transfer to the Company, as part of the closing of the DSPA, “The Children’s Internet®” and “Safe Zone Technology®” software and related trademarks, registrations and software applications, as such software, trademarks, registrations, and software applications relate solely to the business of The Children’s Internet. After the closing of the DSPA, the Company has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet secure on-line service during the two-year period commencing on the closing of the DSPA, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber. The terms of the assignment of the technology from TDN to the Company and the payment of the royalty fee to TDN by the Company is set forth in the Assignment and Royalty Agreement, dated as of October 19, 2007 (the “Assignment and Royalty Agreement”), by and between TCI and TDN. The Assignment and Royalty Agreement was attached as Exhibit A to the DSPA and discussed in the Company’s Form 8K filed on October 25, 2007 at the SEC’s web site, www.sec.gov.

Under the terms of the DSPA, Sholeh Hamedani resigned as Chief Executive Officer and Chief Financial Officer of the Company and the Board of Directors appointed Richard J Lewis, III to be the Company’s Acting CEO and CFO. The Company’s Board of Directors will continue to represent the Company in the transactions contemplated by the DSPA.

Under the terms of the DSPA, completion of the purchase transaction is subject to a number of conditions, including, amendment of the Company’s articles of incorporation to increase its authorized shares of common stock to 250 million (which will require consent of a majority of the shareholders) and settlement of all litigation by the SEC against the Company to the satisfaction of TCI Holding. Additional details of the DSPA can be found in the Company’s Form 8K filed on October 25, 2007 at the SEC’s web site, www.sec.gov.

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

On June 29, 2007, 4,500,000 common shares were issued and deposited in escrow on July 3, 2007 in accordance with the Interim Stock Purchase Agreement between the Company and TCI Holding Company, LLC, as explained in Note 4.

No other new shares were issued by the Company during the period from January 1, 2006 through the date of this report.

NOTE 6 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, on February 15, 2005, the Company’s Board of Directors granted an option to TDN, a related party, to purchase up to 18,000,000 shares of the Company’s restricted common stock. This option was valued at $0 and will be cancelled contingent upon the closing of the DSPA.

Conversion of Debt to Common Stock

As explained in Note 3, on February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack, which holds approximately 44.7% of the Company’s outstanding common stock, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share.

Stock-based Compensation

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, an option to purchase up to 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.035, and a fair value of $315,000. The option is exercisable, in whole or in part, at any time and from time to time, for a period of five years from the date of grant. This option to purchase Company shares was based on a fair market value of $0.315 per share. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that the exercisable option shares are restricted. The value of $315,000 was recorded as an expense for services when the option was granted.

From December 30, 2005 through August 31, 2006, options to purchase 611,112 shares at an exercise price of $0.55 per share granted to William L. Arnold became vested under his executive employment agreement based on his service as President of the Company. The options to purchase 111,112 shares which vested during the nine months ended September 30, 2006 were valued at $52,223 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.

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

The value of the options granted on April 30, 2007 and discussed in the preceding two paragraphs, was based on a fair market value of $0.08 per share at the grant date, which was computed using the Black-Scholes option pricing model. The total value of option shares vested during the nine months ended September 30, 2007 was $83,860, which was recorded as an expense of the period.

Contributed Capital

For the period from January 1 through March 31, 2007, Shadrack, a related party which holds approximately 44.7% of the Company's outstanding common stock, provided to the Company the half-time services of John Heinke, CPA, as Controller, at a fair market value of $7,500, which was contributed to Additional Paid-in Capital. Accordingly, Mr. Heinke will not seek payment for the services provided during that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Unless the context otherwise requires, the terms “we,” “our,” “TCI,” “The Children’s Internet, Inc.,” and “the Company” refer to The Children’s Internet, Inc., a Delaware corporation.

Forward-Looking Statements

The following information contains certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “could,” “expect,” “estimate,” “anticipate,” “plan,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through September 30, 2007 and for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with “Plan of Operation” below, and our unaudited financial statements, including the related notes to the financial statements.

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period from September 25, 1996 (inception) through September 30, 2007
Statement of Operations Data:
Net revenues	$631	$636	$1,506
Operating expenses	$916,814	$917,948	$5,044,420
Operating loss	($916,268)	($917,531)	($5,043,154)
Net loss	($941,700)	($929,056)	($5,092,086)

As of September 30, 2007
Balance Sheet Data:
Total assets	$44,778
Total liabilities	$2,756,008
Total stockholders’ deficit	($2,711,230)

Our total operating expenses were approximately the same for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The major change was a decrease of $259,825 in legal expenses, which was primarily offset by increases of $149,010 in professional consulting services and $99,442 in professional accounting services. The decrease in legal expenses is a result of reduced litigation activity in the nine months ended September 30, 2007 compared to higher litigation efforts in the same period a year ago against former legal counsel Oswald & Yap and in connection with the SEC Complaint. The increase in consulting fees for the nine months ended September 30, 2007 is attributable to services of consultants funded through Shadrack or TDN without charge for the same period a year ago. The increase in professional accounting services is a result of audit fees incurred for the restatement of prior year’s financial results as explained in Item 3(a).

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

The following describes the Company’s current plan of operation as the Company stands today, assuming the closing of the Definitive Stock Purchase Agreement does not occur. In the event such closing does occur, the Company’s plan of operation may be altered significantly by new management.

On September 10, 2002, we entered into a License Agreement with TDN for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement with the same effective date of September 10, 2002. The new agreement provides for us to be the exclusive marketer of TDN’s proprietary secure Internet service for pre-school to junior high school aged children called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to TDN from $3.00 to $1.00. In consideration for this decrease of the royalty fee, TDN was granted an option to acquire 18,000,000 shares of the Company’s restricted common stock at an exercise price of $0.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

TDN did not give written notice to terminate the contract one year prior to the expiration of the initial five-year term. Therefore, the Wholesale Sales and Marketing Agreement was automatically renewed for an additional five years expiring in 2013.

Upon the closing of the Definitive Stock Purchase Agreement between the Company and TCI Holding, if such closing occurs, the Wholesale Sales and Marketing Agreement will be cancelled and TDN transfer to the Company the intellectual property related to The Children’s Internet® service. It is a condition to the closing of the DSPA that the Company cause TDN to transfer to the Company, “The Children’s Internet®” and “Safe Zone Technology®” software and related trademarks, registrations and software applications, as such software, trademarks, registrations, and software applications relate solely to the business of The Children’s Internet. After the closing of the DSPA, the Company has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet secure on-line service during the two-year period commencing on the closing of the DSPA, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber. In addition, the TDN Option will be cancelled. However, after the closing of the Definitive Stock Purchase Agreement, the Company shall set aside 12,857,142 shares of its common stock solely for the purpose of offering such shares to certain stockholders of TDN at a price of $0.07 per share. The shares will be made available only to TDN stockholders who receive cash payments from the SEC from an escrow fund of $900,000 set aside for those stockholders under a final judgment to be entered into in connection with the SEC Complaint. The terms of the assignment of the technology from TDN to the Company, the payment of the royalty fee to TDN by the Company, and the cancellation of the TDN Option is set forth in the Assignment and Royalty Agreement.

The Company released The Children’s Internet®, version 9.0, to the market on March 2, 2006. The Company is the exclusive marketer and distributor of The Children’s Internet® membership-based service created just for kids (referred to in this Report as “the product”). In the August 2004 issue of PC Magazine, The Children’s Internet® was ranked as Editors’ Choice in the category of “Kids’ Browsers and Services,” and was voted number one over AOL, EarthLink and MSN Premium 9. Additionally in August 2006, The Children’s Internet® was declared winner of Outstanding Products of 2006 by iParenting Media Awards in the software category. Shortly thereafter in September 2006, The Children’s Internet® received the coveted National Parenting Center’s Seal of Approval.

The Company believes The Children’s Internet® is the most comprehensive, smart solution to the problems inherent to a child’s unrestricted and unsupervised Internet access. The Company offers a protected online service and “educational super portal” specifically designed for children at the pre-school to junior high school levels, providing them with secure, real-time access to the World Wide Web and access to hundreds of thousands of the best pre-selected, pre-approved educational and entertaining web pages accessed through a secure propriety browser and search engine.

During 2006 and 2007, the technology on which the product is based and the functionality of the service was improved. The Company, through TDN, also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service. Additionally, during the first quarter of 2007, where appropriate, the Company contracted with third party companies to outsource administrative support services and put in place the infrastructure to support marketing initiatives. These outsource providers handle telemarketing and the order taking process and media placement. In addition, the Company’s need for the services from Convergsys Customer Management Group were no longer warranted and therefore the Company cancelled its contract with this provider as of October 1, 2007.

The Business Model

The product sells for $9.95 per month to the consumer. The user must already have internet access, either through dial-up, DSL or cable broadband. The Company utilizes both retail and wholesale channels of distribution.

The Company will focus on establishing long term, value-driven relationships with:

•  Parents and Kids

•  The School Market: School Administrators and Teachers

•  Major ISP’s such as Comcast, Yahoo, AOL, etc.

•  Non-profit organizations such as religious groups, Boy Scouts and Girl Scouts, etc.

• ISP customers with an interest in protecting their families

The product has already been launched and is generating minimal revenues through grass roots marketing efforts as well as some online marketing initiatives. At the end of the first quarter of 2007, the Company aired an updated Infomercial on various television stations from New York to California for an initial three week media test which was the first part of an overall three month media campaign. The Company intended to continue to run the media test to identify the markets that met or exceeded our response criteria in order to build the permanent television schedule to “roll-out” the Infomercial on a national basis. However, due to unforeseen expenses the Company has not had the anticipated budget in place to continue to run the media test after the first quarter of 2007.

During the third quarter of 2007, the Company focused the majority of the Company’s resources on negotiating and finalizing the Definitive Stock Purchase Agreement and negotiating a proposed settlement for the SEC Complaint. The Company limited it operational efforts to maintenance of the product and undertook no marketing initiatives during the third quarter of 2007.

The Company believes that implementation of a broad based sales and marketing plan is essential. With adequate funding, the Company would execute our sales and marketing programs using a number of traditional and some less traditional marketing techniques to generate product awareness and build brand awareness. Among these are;

•
Direct Response Marketing. A TV Infomercial will be the cornerstone of our consumer-marketing program. This direct response-marketing vehicle provides a number of advantages, including, a direct sale opportunity, brand awareness development, cost effectiveness, and rapid market response and feedback.

•
Spot Media. In markets where consumer reaction to our Direct Response Marketing program is high, the Company will run spot television and radio commercials in support of our Direct Response campaign to further enhance brand awareness and reinforce the consumer purchase decision. The Company will also be opportunistic marketers, purchasing airtime around relevant programming, such as MSNBC’s “To Catch a Predator” program.

•
Public Relations. Public relations activities will combine events, special promotions, and traditional media relations with the objective of maintaining top-of-mind awareness of the product with consumers and media. The Company will work with our strategic partners, where possible and appropriate, to maximize resources and obtain optimum media coverage.

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

•
Fundraising Initiative. The Company will establish a fundraising program for use by schools as well as other children’s organizations, as a fund raising vehicle. This program will enable such organizations to raise funds by selling subscriptions to The Children’s Internet service. A portion of the sales price will be refunded to the selling organization. The advantage of TCI’s fundraising program over other fundraising vehicles is that our program functions like an annuity, providing continued funding to the participating organization for as long as their members continue to subscribe to The Children’s Internet service.

•
Strategic Partnerships. Strategic partnerships will be an important component of our overall marketing strategy. Strategic partners can provide “legitimacy” for the brand. These partners can also expose the Company’s product to a large base of potential new customers. Joint public relations and marketing efforts can be a very cost effective mechanism. Internet Service Providers (“ISPs”), web portals, telecommunications companies, child oriented companies and public interest groups will be target strategic partners.

The Company believes the combined effect of this coordinated marketing program will be to build awareness of our product amongst our target consumer, to establish The Children’s Internet as the premiere product in the minds of consumers and to drive this motivated consumer base to make the purchase decision to subscribe to The Children’s Internet service.

Channels of Distribution:

The Children’s Internet, Inc. will employ both direct and indirect sales channels.

Also, subject to secure financing, the Company will hire a direct sales force. The primary targets will be the largest ISPs as well as other national organizations that market to the most appropriate demographic groups for our service. The Company believes one or more of the largest ISPs in the United States will recognize the first mover advantage opportunity and will use The Children’s Internet service to not only offer this much needed product to their existing customers, but also to take a significant market share from their competition. The Company also believes that almost any company that markets to its demographics will want to seize the public relations goodwill that will accrue to any company offering our service.

The indirect channel, composed of non-salaried independent agents and wholesale distributors, will target a wide range of opportunities, from local charities to national organizations where they may have an influential contact. These sales agents will have the opportunity to employ secondary resellers to work for them, but the Company will not market using a multi-level marketing plan. Through grassroots efforts during 2006 the Company entered into sales agent agreements with ten individuals. Through 2007, the Company intended to continue to support these sales agents in their efforts to distribute the product on an individual basis, through organizations and through key strategic online service providers. However, throughout the third quarter of 2007, the Company focused the majority of the Company’s resources on negotiating the Definitive Stock Purchase Agreement and negotiating a proposed settlement for the SEC Complaint. The Company limited its operational efforts to maintenance of the product and undertook no marketing initiatives during the third quarter of 2007.

Future Products and Services

In the future, the Company anticipates generating revenues via advertising sold to the purveyors of children goods and services and engaging in the merchandising of The Children’s Internet® themed products, from clothing to toys to books, but for the foreseeable future we will focus strictly on the successful distribution of our core service.

Market Share, Cash Flow and Profitability

Although market data is not exact, and varies depending on the source, our plan is based on the belief that in the United States alone there are an approximately 35 million homes with internet access with children in kindergarten through grade 12 as of June 2007. Our model, with a mix of business generated from the respective channels of distribution, indicates we can be cash flow positive and profitable with less than 0.5% of the market.

LIQUIDITY AND RESOURCES

As of September 30, 2007, we had net loss from inception of approximately $5,092,000. Approximately $1,760,000 of the Company’s cumulative net losses are non-cash compensation charges. The cumulative net losses consist of approximately $603,000, which represents the estimated fair market value for the cost of wages, if paid, for services rendered by the Company’s former Chief Executive Officer, Controller and James Lambert, an outside financial consultant (we have recorded these amounts for the cost of wages and, since they did not charge the Company, as additional paid-in capital), $2,045,000 which represents professional fees such as legal and accounting expenses, $575,000 which represents a debt financing fee, $399,000 which represents officers and directors compensation for which options to purchase common stock were issued, $662,000 which represents accrued officers compensation, and the balance of $810,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $2,000 in revenues. To date, Shadrack, which holds approximately 44.7% of the Company’s outstanding common stock, has funded all of our expended costs, with the exception of short-term advances totaling approximately $381,000 made by other related parties during the first three quarters of 2007.

Since inception, the Company has been dependent on funding from Shadrack and other related parties for our current operations and for providing office space and utilities that for the nine months ended September 30, 2007, averaged $19,700 per month in operating costs, exclusive of professional fees and officer compensation accrued but unpaid. Through September 30, 2007, the amount funded by Shadrack totaled approximately $1,471,000. On September 30, 2007, the balance due to Shadrack was approximately $1,014,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 shares of restricted common stock at a conversion price of $0.035 per share. Shadrack has advised the Company that it will no longer continue to fund our operations and the Company has received advances from the pending purchaser of the Company pursuant to the Definitive Stock Purchase Agreement, TCI Holding, to fund operations during this quarter. TCI Holding is under no obligation to continue to advance funds to the Company. Therefore, if TCI Holding does not advance additional funds to the Company prior to the close of the Definitive Stock Purchase Agreement or if the DSPA is not consummated, the Company would have to obtain debt or equity financing from third parties in order to sustain operations.

Where practicable, we plan to contract with third party companies to outsource administrative support services that effectively support the growth of the business. These outsource providers handle technical support, telemarketing and the order taking process and media placement. We believe this strategy will minimize the number of employees required to manage our intended growth through 2007.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, CA to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees were set at $4,700 per month for the contract period of six months ended on December 8, 2006. In addition to the monthly fees, on the date of the agreement, 15,600 restricted post-split shares of the Company’s common stock were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, and was amortized over the period of the agreement.

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

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. This agreement replaced an existing agreement entered into on April 5, 2005. The term of the current agreement continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under the agreement, inbound live phone services are billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first three months of service and during up to four months per year when no television infomercials are being aired. The Company’s need for the services of Convergys Customer Management Group are no longer warranted and therefore the Company cancelled its contract with this provider as of October 1, 2007.

On April 2, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby Mr. Turner became the Director of Finance and Operations for the Company. Upon the Company obtaining Directors and Officers Insurance, Mr. Turner will be appointed an officer of the Company and made a member of the Company’s Board of Directors. The agreement states that Mr. Turner shall receive a yearly salary of $157,500. He shall earn a monthly salary of $13,125 of which $5,000 will be paid in cash and $8,125 shall be deferred and accrued for a maximum period of twelve months from the date of his employment agreement. In the event that the Company raises, during this twelve-month period, additional capital, through loans, equity investment or both, in the aggregate sum of one million dollars, Mr. Turner’s monthly cash compensation shall be increased to $6,562.50. The balance of Mr. Turner’s monthly compensation of $6,562.50 shall be deferred and accrued.  At the end of the twelve month period, the total amount of Mr. Turner’s deferred compensation shall be payable by the Company, and the cash compensation will be increased to $13,125 per month.

In the event that the Company, acting in good faith, determines that it does not have the resources to pay Mr. Turner’s deferred compensation, Mr. Turner and the Company agree that the total amount of deferred compensation will be converted into the Turner Note. The Turner Note shall have a term of one year and shall accrue interest at the annual rate of 7.75%, or 2.5% above the Federal Funds Rate then in effect, whichever amount is higher, payable at the end of each calendar month. At the end of the Turner Note term, the principal amount and any unpaid earned interest shall be due and payable. The Turner Note will have the Turner Warrant attached to it that will enable the holder to purchase shares of the Company’s common stock. The number of shares of the Company’s common stock that will be purchasable under the terms of the Turner Warrant will be equal to the principal amount of the Turner Note multiplied by four and divided by the then current market price of the Company’s common stock. The Turner Warrant Shares will be unregistered and subject to Rule 144. The Turner Warrant Shares shall have piggyback registration rights. The term of the Turner Warrant will be five years from the date of issue. Mr. Turner’s monthly salary will otherwise be payable pursuant to the Company’s normal payroll practices. The Turner Note will continue to be due and payable with interest from the date issued.

In addition to his base salary, Mr. Turner shall participate in a bonus program in which Mr. Turner will earn an annual bonus equal to 50% of Mr. Turner’s base salary subject to Mr. Turner meeting the performance objectives established by the Company.

On April 30, 2007, the Company and the Board of Directors adopted “The Children’s Internet, Inc. 2007 Equity Incentive Plan”. The purpose of the Plan is to provide incentives to attract retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options, Restricted Stock and Stock Bonuses. Under the terms of the Plan, the Company has made available six million (6,000,000) shares of the Company’s stock to be issued to officers, directors, employees, consultants and advisors of the Company with certain restrictions as set forth in the Plan. The Plan will be administered by a Committee of the Board of Directors. The Plan will terminate ten years from the effective date of the Plan unless terminated earlier under terms of the Plan.

The Company’s previous office space in Pleasanton, California had been leased by Shadrack for the past three years. Shadrack allowed the Company use of the space under a verbal lease agreement at the same rental rate charged to Shadrack. The original lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. Shadrack and the lessor of the Pleasanton office could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007. Upon vacating the Pleasanton office, the Company moved its headquarters into office space in San Ramon, California. This office space is leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one year lease through July 14, 2008, with an option to renew for one additional year. The Company currently reimburses Mr. Hamedani for the monthly lease payment of $1,762. Costs of the relocation were approximately $5,000.

Going Concern Uncertainty

Through the date of this report, the Company has relied almost exclusively on loans from Shadrack to fund all of our expenses. Shadrack has advised the Company that it will no longer provide funds to the Company. The Company has entered into a Definitive Stock Purchase Agreement with TCI Holding that, if consummated, will provide the Company with an infusion of approximately $5.3 million in proceeds to pay Company debts and fund future operations. As discussed in Note 4 of the Company’s Financial Statements, there can be no assurance that this transaction will be consummated. If the transaction is not consummated, the Company will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. There is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

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

Management brought this matter to the attention of its Board of Directors and the Board of Directors brought it to the attention of the Company’s independent auditor. After discussions with management, the Board of Directors determined that previously reported financial information for the Company be restated to reflect the agreement. In light of the expected restatement, the Company filed a Form 8-K on April 21, 2005 under Item 4.02(a) advising that due to an error, its previously issued financial statements for the fiscal years ended December 31, 2003 and 2002 and such interim periods covered thereby and for the interim periods in fiscal 2004 should no longer be relied upon.

(b)	Evaluation of Disclosure Controls and Procedures and Remediation

In connection with the restatement, under the direction of the Company’s former Chief Executive Officer and Controller, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal controls and procedures relating to the handling and disclosure of material agreements. In order to prevent the same kind of mistake noted above, the Company implemented a review system whereby all agreements which have a material effect on the Company are reviewed by the Chief Executive Officer and outside counsel and filed. Copies are forwarded to the Company’s accounting department where they are logged and processed for follow-up. In addition to the above, we constantly monitor our procedures and when necessary hire outside consultants to make sure that the Company’s corporate compliance program is up to date with all SEC Rules and recommendations.

We believe that as of the date of this filing, the process enumerated above remediates the weaknesses that were identified in our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oswald & Yap v. The Children’s Internet, Inc.

On November 24, 2004, Oswald & Yap, a Professional Corporation (“O&Y”), formerly counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. Subsequently, the amount claimed of unpaid legal fees was reduced to $37,378.43 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378.43 was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y’s services were otherwise unsatisfactory. On May 9, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

On February 14, 2005, the Company filed a cross-complaint against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The Company is seeking damages in an unspecified amount for costs, legal fees and losses incurred.

O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel.

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623, by the Company against O&Y, and the principal allegation is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount, but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. Litigation of this matter is currently stayed pending outcome of the SEC Complaint. The case is scheduled for a status conference on December 17, 2007 before the Superior Court in Irvine, California.

Stock Purchase Agreement

There is a contingent liability in connection with a Stock Purchase Agreement executed on October 11, 2002 between identified shareholders and identified purchasers. Under the terms of the Stock Purchase Agreement, a payment of $150,000 is due to be paid into escrow in part consideration for purchase of the stock of D.W.C. The payment date is designated as 90 days from the date that the Company’s (formerly, D.W.C.) shares of common stock become quoted on the over-the-counter bulletin board system. The shares were approved by NASDAQ OTC: BB to be quoted on the over-the-counter bulletin board system and a symbol was assigned on December 23, 2004. If this payment is not made, there could be exposure in connection with the identified shareholders’ efforts to collect the amounts allegedly due.

Stonefield Josephson, Inc. Arbitration

On June 13, 2006, the Company became subject to an arbitration demand from Stonefield Josephson, Inc., the former accountant for the Company, seeking reimbursement costs for legal fees spent in connection with the Securities and Exchange Commission inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 plus costs and fees in the amount of $1,425 due and payable March 15, 2007. The decision also awarded Stonefield Josephson, Inc. interest at the rate of 10% per annum from March 15, 2007. On August 30, 2007, an additional $2,500 in post-arbitration attorney’s fees and costs was awarded by the Los Angeles Superior Court. No amounts have been paid to Stonefield Josephson since the date of the Arbitrator’s decision.

The Children’s Internet, Inc. v. Stonefield Josephson, Inc.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal, Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054, alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The Company seeks damages resulting from defendants’ actions, including recovering costs expended for a subsequent audit and the resultant loss in stock price following the Company’s inability to file necessary reports with the NASD. The matter was subsequently transferred to Los Angeles Superior Court. All parties have agreed to mediation in this matter currently scheduled for December 3, 2008. A status conference is scheduled for January 29, 2008.

SEC Complaint

On September 27, 2006, the SEC filed a complaint in the United States District Court, Northern District of California, Case No. C066003CW, against, among others the Company, and its former CEO, Sholeh Hamedani, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 against one or more of the defendants; violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13 against one or more of the defendants; violations of Section 13(b)(2)(A) of the Exchange Act by the Company; violations of Section 13(b)(2)(B) of the Exchange Act by the Company; and violations of Section 13(b)(5) of the Exchange Act and Rules 13b2-1, 13b2-2, 13a-14, 16(a) by one or more of the defendants. The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the SEC, and in particular, in the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that the defendants, or some of them, induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. The Company has answered the complaint. Trial in the matter has been set for March 31, 2008.

The Company is currently seeking resolution of the SEC Complaint by virtue of settlement. The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The proposed agreement is subject to the approval of the SEC Commission in Washington, D.C. and contingent upon the closing of the purchase transaction between the Company and TCI Holding. The proposed settlement agreement includes a requirement that the Company and its principals consent, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions. Under the proposed settlement, the Company will be ordered to pay to the SEC disgorgement of $2,722,344, plus pre-judgment interest thereon in the amount of $342,097, and jointly and severally with Sholeh Hamedani and Nasser Hamedani, the amount of $752,700, plus pre-judgment interest thereon in the amount of $94,586. However, the SEC will deem such obligations satisfied upon payment of $2,700,000 from the proceeds escrowed from the sale of the Company’s common stock under the Definitive Stock Purchase Agreement, and will waive the remaining $1,211,727 that the Company, Sholeh Hamedani and Nasser Hamedani would be liable for to the SEC. Under the settlement, Sholeh Hamedani will also resign from the Board of Directors. Ms. Hamedani already resigned as the Company’s CEO and CFO and Richard J. Lewis, III, was appointed as the Company’s acting CEO and CFO in conjunction with the Definitive Stock Purchase Agreement, effective October 22, 2007. The proposed settlement agreement is subject to the SEC Commission’s approval. There is no assurance that the SEC Commission will approve the proposed settlement. If the proposed settlement agreement is not approved by the commission or the purchase transaction is not consummated, the prospect of litigation could ensue, which could seriously compromise the Company’s ability to continue as a going concern.

William L. Arnold

On February 25, 2005, the Company entered into a Consulting Agreement with Crosslink Financial Communications, Inc., of which William L. Arnold is the principal shareholder. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s current and proposed activities, and in consulting with management. For undertaking this engagement the Company agreed to issue a “Commencement Bonus” payable in the form of 200,000 restricted shares of the Company’s common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, database extensions) up to an average of $2,500 per month.

The agreement, which was originally for a term commencing February 25, 2005 and ending twelve months thereafter, was terminated at the end of December 2005 because there was a mutual desire for Mr. Arnold to be involved on a daily basis. Hence, on December 30, 2005, Mr. Arnold was hired as the Company’s President. Beginning on September 1, 2006, Mr. Arnold took an unpaid leave of absence.

Subsequent to the filing of our Form 10-KSB on May 18, 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. Mr. Arnold informed the Company that he believed his leave of absence resulted from the Company’s breach of his Executive Employment Agreement. The Company and Mr. Arnold have had discussions in an effort to resolve the dispute between them but, to date, have not reached agreement. The Company believes that Mr. Arnold violated the terms of his employment agreement when he voluntarily left his position as President in September of 2006. The Company believes that they are only obligated to pay Mr. Arnold for back pay and bonus plus interest, for the period prior to September 2006. The total compensation that the Company believes is owed to Mr. Arnold as of September 30, 2007 is $89,274, which amount is reflected in our financial statements.

In a letter from Mr. Arnold’s counsel dated November 7, 2007, Mr. Arnold seeks to negotiate an amicable settlement for alleged breach of contract, intentional and negligent misrepresentation arising out of his recruitment, hiring, and employment beginning in December 2005. Mr. Arnold has indicated an interest in resolving the matter with a full release of claims for payment of $400,000. If the parties are unable to negotiate a settlement of the matter, then Mr. Arnold has indicated his intent to file litigation or seek arbitration sometime before the stated closing date of the Definitive Stock Purchase Agreement. The Company is carefully considering the allegations made in Mr. Arnold’s correspondence, and is evaluating all of its options in the matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the prior two fiscal years ended December 31, 2004 and December 31, 2005, and the subsequent interim periods through the date of resignation, there were no disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Lumer, would have caused Lumer to make reference to the matter in their reports. There were no “reportable events”, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

On April 6, 2007, the Company filed a Current Report on Form 8-K reporting the Executive Employment Agreement signed with Tim T. Turner on April 2, 2007, to serve as Director of Finance and Operations of the Company.

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

On June 21, 2007, the Company filed a Current Report on Form 8-K reporting a Definitive Interim Stock Purchase Agreement entered into with The Children’s Internet Holding Company, LLC, for the purchase of 120 million new shares of the Company’s common stock and 10 million shares of the Company’s common stock held by Shadrack Films, Inc., for an aggregate price of $8 million.

On August 15, 2007, the Company filed a Current Report on Form 8-K reporting Amendment No. 1 to the Definitive Interim Stock Purchase Agreement by and between The Children’s Internet, Inc., The Children’s Internet Holding Company, LLC and Shadrack Films, Inc., dated August 9, 2007.

On October 25, 2007, the Company filed a Current Report on Form 8-K reporting its Definitive Stock Purchase Agreement by and between The Children’s Internet, Inc., The Children’s Internet Holding Company, LLC and Shadrack Films, Inc. dated October 19, 2007.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 19, 2007	The Children’s Internet, Inc.

/S/ RICHARD J. LEWIS, III
By: Richard J. Lewis, III
Its: Acting Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)