Form 10KSB
period 2007-12-31
CHILDRENS INTERNET INC
filed 2008-04-11
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-29611

THE CHILDREN’S INTERNET, INC.
(Name of small business issuer in its charter)

Nevada	20-1290331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Ryan Industrial Court, Suite 9 San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (925) 743-9420

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

For the fiscal year ended December 31, 2007, the Company’s revenue was $766.

As of March 31, 2008, the aggregate market value of the common equity held by non-affiliates computed by reference to the closing price at which the common equity was sold, was $4,876,445.

As of March 31, 2008, there were 26,873,738 shares of the Company’s common stock outstanding with voting power and there were 4,500,000 shares of the Company’s common stock outstanding and held in escrow for the benefit of the Company until released and not entitled to vote as further described in Item 4 of this Report.

THE CHILDREN’S INTERNET, INC.
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I
PART I

ALL SHARE AMOUNTS REFLECT THE COMPANY’S 2:1 FORWARD SPLIT OF ITS ISSUED AND OUTSTANDING SHARES OF COMMON STOCK AS DECLARED EFFECTIVE BY NASDAQ ON MARCH 11, 2005 UNLESS OTHERWISE INDICATED.

All references to “we,” “us,” “our,” “TCI,” or the “Company” in this Report refer to The Children’s Internet, Inc., a Nevada corporation, unless the context states or implies otherwise.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. The Company’s future operating results are dependent upon many factors, including but not limited to: (i) whether the Company is able to complete its sale to The Children’s Internet Holding Company, LLC; (ii) whether the Company will settle the SEC Complaint (as defined below); (iii) whether the Company is able to obtain sufficient funding to fund its operations and business; (iv) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business; (v) competitive factors and developments in the industry in which the Company competes; (vi) intellectual property protection; and (vii) any economic conditions that would negatively affect the Company’s business and expansion plans. Forward-looking statements within this Form 10-KSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only means of identifying such statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in our other reports filed with the SEC, and available on its website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations, Inc. We changed our name to The Children’s Internet, Inc. on December 27, 2002. We are a development stage company and currently have no significant revenues, no marketing budget, only minimal assets, and have incurred losses since our inception. The Company is currently authorized to conduct business in California, and as of July 15, 2007 the Company is located in San Ramon, California.

The Company was primarily inactive until July 3, 2002 when Shadrack Films, Inc. (“Shadrack”) purchased 2,333,510 newly-issued shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest in the Company. Our former Chief Executive Officer and the Chairman of our Board of Directors, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack.

The Company is considered to be a development stage company even though its planned principal operations have commenced, because there have been no significant revenues earned by the Company to date. Through December 31, 2007, the Company devoted the majority of its efforts to activities focused on marketing, on financial planning, raising capital, developing sales strategies and new marketing materials and implementing its business plan. The Company markets, sells, and administers a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“Two Dog Net” or “TDN”). Sholeh Hamedani was President of TDN until she resigned on August 1, 2002. Ms. Hamedani, currently owns approximately 10% of the total outstanding shares of common stock of TDN. Ms. Hamedani’s father, Nasser Hamedani, is the Chief Executive Officer, Chairman and majority shareholder of TDN and has been since TDN’s inception in July of 1995.

The Company’s marketing, selling and administration rights derive from a Wholesale Sales and Marketing Agreement the Company entered into with Two Dog Net on September 10, 2002, which was amended in February 2005 (the “Licensing Agreement”). The Licensing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children’s Internet® service and wholesale dial-up Internet service of Two Dog Net. The Licensing Agreement is effective through the year 2013 and includes the ability to obtain five year extensions. It is a condition to the closing of the DSPA (as defined below), that the Licensing Agreement be cancelled and that Two Dog Net transfer to the Company the intellectual property related to The Children’s Internet®.

On October 19, 2007, the Company entered into the Definitive Stock Purchase Agreement (the “DSPA” or the “Definitive Stock Purchase Agreement”) between the Company, Shadrack, The Children’s Internet Holding Company, LLC (“TCI Holding”), Sholeh Hamedani, and Richard Lewis, the Company’s Acting Chief Executive Officer and Chief Financial Officer, as reported in the Company’s Form 8-K filed on October 25, 2007. Pursuant to the DSPA, as amended from time to time, TCI Holding has agreed to purchase a controlling interest in the Company. In the event the transaction contemplated under the DSPA is not consummated, a pending suit against the Company by the Securities and Exchange Commission (the “SEC”), which is further described below, raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and to repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to provide for the Company’s capital needs over the course of the next year through equity financing, primarily from the contemplated purchase of the Company pursuant to the DSPA, with the net proceeds to be used to fund continuing operations.

As a result of streamlining business operations, in January 2008 the Company closed down the co-location facility and Internet hosting services for the Children’s Internet® provided by Evocative Data Center. Since the product was taken offline, sales efforts have been suspended until the Company closes the DSPA. Additionally, the Company has terminated the Children’s Internet® support and content staff during this time. Prior to taking the Children’s Internet® service offline, the product was not being aggressively marketed due to the Company’s lack of resources to promote the product.  The number of users was exceedingly small, and the high cost of hosting was creating a cash drain on the Company which led to the Company’s decision to reduce its overall operating costs until the closing of the DSPA.

Principal products or services and their markets

The Children’s Internet® offers access to pre-selected and pre-approved educational and entertaining age appropriate web pages as well as secure e-mail, homework help, games, news, super-portals to learning activities and educational resources within a protected online environment. The Children’s Internet® incorporates the proprietary security software, SafeZone Technology®, which offers security against Internet predators and Internet content that is inappropriate for children.

Although the Licensing Agreement permits us to offer Two Dog Net’s dial-up Internet service, we do not have current plans to offer the dial-up Internet service because our plan is to initially focus on establishing a base of subscribers to the Children’s Internet® service.

The target market for The Children’s Internet® is the 48 million children on-line. (Source: Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002), as well as America’s schools which are connected to the Internet. The rate of general Internet use in the United States is expected to grow by 2 million new users per month. (Source: Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002). Nearly two-thirds (62%) of US families have computers at home, but roughly 1 out of 5 (17%) of those with computers do not have Internet access due to safety concerns. (Source: Report from Internet Commerce & Communications Division, Information Technology Association of America, February, 2002). One-third of parents with kids in grades K-5 say they have, or will, use the Internet as a learning tool at home with their child. Nearly 56% of parents are concerned that their kids view only age-appropriate content when logging on to the Internet from the classroom. (Source: Consumer Internet Barometer study done in 3rd quarter of 2005). Risk of exposure to pornography and online predators is also growing. The number of pornographic websites has increased by 140% to 372 million web pages and continues to grow and child pornography requests online have accumulated to 43 billion per year. (Source: Pew Internet and American Life Project study 2005).

Competition

In the past five years, competition in our market segment of protective software and secure online browsers and services for children ages pre-school to junior high has significantly declined as many of the companies providing these services and products have consolidated, merged, been acquired or have ceased doing business. However, the market for Internet products and services is still highly competitive and there is no substantial barrier to entry in these markets. Although we currently believe that the diverse segments of the Internet market provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

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

We compete with other providers of security software, information and community services. Many companies offer competitive products or services addressing filtering of Internet content, including, among others, Net Nanny (Net Nanny Software, Inc.), Cyber Patrol (The Learning Company), Cyber Sentinel (Security Software Systems, Inc.), Cybersitter 9.0 (Solid Oak Software, Inc.), Clever Island (Alfy, Inc.) and 8e6 Home (Log On Data, Inc.). In addition, we compete with online services such as Yahoo! Kids (Yahoo!), an Internet search engine and portal designed for children in grades K-12; America Online (America Online, Inc.), which offers parental control options for Internet access; and Disney’s Blast Online, which also offers child-oriented Internet navigation. These companies already have an established market presence, and are far ahead of us in gaining market share. Also, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or commercial online services such as the Microsoft Network (“MSN”) and America Online (“AOL”), currently offer and could further develop, acquire or license Internet search and navigation functions that could compete with our product.

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

Sources and availability of raw materials and principal suppliers

We offer one product, The Children’s Internet® service, through our License Agreement with Two Dog Net. Any events adversely affecting Two Dog Net will also affect us as we are entirely dependent on our agreement with Two Dog Net for revenues, hardware and technical support of The Children’s Internet® service and SafeZone Technology® software and infrastructure. If Two Dog Net were to cease its operations, we would need to find alternative sources of revenues, which we may be unable to do. In such an event, we could be forced to cease operations entirely.

Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, operating results, and financial condition.

Dependence on one or a few major customers; Distribution methods of the products or services; and Status of any publicly announced new products or services

Since our product launch in March of 2006 we have acquired minimal retail customers and do not have any major customers. As a result of streamlining business operations, in January 2008 the Company closed down the hosting services provided by Evocative. The product was taken off line, and therefore, sales efforts have been suspended until the Company closes the DSPA. Additionally, termination of the support and content team also occurred during this time. Prior to taking the site down, the product was not being aggressively marketed due to the Company’s lack of resources needed to promote the product.  The number of users was exceedingly small, and the high cost of hosting was creating a cash drain on the Company which led to the Company’s decision to reduce its overall operating costs until the closing of the DSPA is concluded. The Company is devoting the majority of its efforts to activities focused on developing marketing relationships, on financial planning, raising capital, developing sales strategies and strategic alliances and implementing its business plan.

Intellectual property

Our success is dependent on the proprietary technology developed by Two Dog Net that we market and sell. Two Dog Net owns the proprietary technology underlying The Children’s Internet® service. We do not have any patents, pending or otherwise. The following is a list of the intellectual property we have the exclusive rights to use from Two Dog Net under the Licensing Agreement:

•	“The Children’s Internet®” registered trademark;

•	“SafeZone Technology®” registered trademark;

•	The SafeZone Technology® proprietary software; and

•	“Two Dog Net™” trademark.

“Children’s Internet” is a trademark of Two Dog Net and was registered with the U.S. Patent and Trademark Office on October 9, 2001 as Registration Number Serial Number 75378450. We do not hold any registered service marks or trademarks.

It is a condition to the closing of the DSPA, that the Licensing Agreement be cancelled and that Two Dog Net transfer to the Company the intellectual property related to The Children’s Internet®.

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

Research and Development

To date, all of the research and development efforts have been performed by Two Dog Net. Over the course of the past eight years, Two Dog Net has been focused on the development of SafeZone Technology®, The Children’s Internet®, and the creation of unique user interfaces and the functionality of the proprietary features for The Children’s Internet®.

In the future, in association with Two Dog Net, we will explore ways to leverage our current knowledge of compatible product enhancements. For example, some of the development may focus on interactive learning systems, a parent’s portal, massive multi-player online games (“MMOG’s”), and a companion product to The Children’s Internet® aimed at the teen market, and on-line books.

We will only begin development of new products after we have successfully launched The Children’s Internet® and feel comfortable that the research and development effort will not dilute our focus and resources from the success of The Children’s Internet®.

Staff and Consultants

We currently have one full-time staff member: John Heinke, Controller. The provision of additional service to the Company is governed by the terms of the DSPA. Under the terms of the DSPA, additional services are provided by former Shadrack or Two Dog Net staff and TCI Holding has paid for certain costs incurred related to maintaining the day to day operations of the Company. If the stock purchase contemplated by the DSPA is consummated, TCI Holding shall receive a credit or reduction in purchase price for costs, and if the stock purchase is not consummated and the DSPA is terminated by the mutual written consent of the Company and TCI Holding, the Company shall be obligated to repay TCI Holding for monies advanced for operations. Prior to entering into the Definitive Stock Purchase Agreement with TCI Holding, certain services were provided to the Company through Shadrack or TDN without charge. We have no collective bargaining agreements.

During the past three years, the Company has provided compensation to two employees: William Arnold, its former President, and Tim Turner, its former Director of Finance and Operations. Each of these individuals is no longer with the Company and further information regarding their employment and their termination is provided immediately below.

On April 2, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby Mr. Turner became the Director of Finance and Operations for the Company. This position was not an executive officer position. Upon the Company obtaining Directors and Officers insurance, Mr. Turner would have been appointed an officer of the Company and made a member of the Company’s Board of Directors. Mr. Turner resigned his position with the Company effective on December 15, 2007. The agreement provided that Mr. Turner would receive a yearly salary of $157,500, part of which was to be deferred for a year, and if the Company was not able to pay such deferred compensation, it was to be evidenced by a promissory note and have an attached warrant. The agreement also provided Mr. Turner certain severance benefits if his employment was terminated for cause by the Company or if he resigned for good reason. On March 17, 2008, Mr. Turner informed the Company that amounts owed to Mr. Turner included a bonus of $78,750 and severance of $360,937.50, in addition to amounts accrued by the Company for Mr. Turner’s unpaid salary of $110,562 and consulting fees of $13,125.  The Company disputes the bonus and severance amounts claimed by Mr. Turner and intends to legally contest such disputed amounts in the event Mr. Turner further attempts collection.

William L. Arnold was appointed by the Chairman of the Company’s Board of Directors to act as the President of the Company beginning December 30, 2005, under an Executive Employment Agreement executed on the same date. Beginning on September 1, 2006 Mr. Arnold took an unpaid leave of absence. Mr. Arnold’s compensation included a monthly salary of $10,000, of which $2,500 per month was to be deferred with 9% accrued interest until January 2007. The agreement also included a performance bonus of up to 50% of the annual salary and a combination of nonqualified and qualified stock options (the “Arnold Option”). The Arnold Option was for the purchase of up to 1,000,000 post-split shares of the Company’s common stock at an exercise price of $0.55 per share, which was more than the closing market price of $0.48 on the date of the agreement. One half of the Arnold Option vested immediately and the remaining 500,000 shares subject to the option were to vest at the rate of 1/36th each month until fully vested. The agreement with Mr. Arnold provided Mr. Arnold certain severance benefits if he was terminated by the Company without cause.

Since the time of his absence, the Company has maintained that Mr. Arnold’s leave of absence was voluntary. The Company believes that Mr. Arnold violated the terms of the Executive Employment Agreement when he voluntarily left his position as President in September of 2006. The Company believes it is only obligated to pay Mr. Arnold for back pay and bonus, plus interest, for the period prior to September 2006. The total compensation that the Company believes it owes Mr. Arnold as of December 31, 2007 is $89,274. This amount is reflected in the Company’s financial statements. During Mr. Arnold’s leave of absence the vesting of the Arnold Option was suspended.

In May 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. In a letter from Mr. Arnold’s counsel dated November 7, 2007, Mr. Arnold indicated that he sought to negotiate an amicable settlement for alleged breach of contract, intentional and negligent misrepresentation arising out of his recruitment, hiring, and employment beginning in December 2005. Mr. Arnold has also indicated an interest in resolving the matter with a full release of claims for payment of $400,000. However, on or about December 6, 2007, Mr. Arnold filed a lawsuit in the Superior Court of California, County of Alameda Case No. 07-359949 alleging breach of contract, fraud and violation of California Labor Code Section 200 in connection with the dispute surrounding his employment. The Company filed an answer to the Complaint and intends to vigorously defend the claim.

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company’s former Chief Executive Officer, former Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision is to be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the period from January 31, 2007 through her date of resignation, on October 19, 2007, $144,194 has been accrued and charged to Officers’ Compensation. For the years ended December 31, 2006 and December 31, 2005, $180,000 was accrued and charged to Officers’ Compensation for each year. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. As a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, including any unpaid compensation that may be owed to her. Sholeh Hamedani, former Chief Executive Officer and former Chief Financial Officer, resigned upon the appointment of Richard J. Lewis, III as Acting Chief Executive Officer and Chief Financial Officer pursuant to the terms of the DSPA. Ms. Hamedani continues to remain as the Company’s Chairman of the Board of Directors.

We hire independent contractors on an “as needed” basis only. During the past three years, the Company has paid for consulting services from related parties, including Roaya Wooler and Soraiya Smida and Two Dog Net, and from Crosslink Financial Communications, Inc. (“Crosslink”).

On December 6, 2007, the Company entered into a Services Agreement with Two Dog Net, which was made effective as of October 19, 2007. Under the Services Agreement, Two Dog Net provides the Company with office space in San Ramon, California, computer and office equipment, and certain supplies and services until the earlier of January 31, 2008 or the closing of the DSPA, for which the Company is obligated to pay Two Dog Net a monthly charge of $9,961 pro rated based on the actual number of days for any partial months. Although the Services Agreement expired, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space, computer and office equipment, and certain supplies and services. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement. It is important that Two Dog Net continue to provide the services, facilities and equipment uninterrupted under the Services Agreement because the services being provided under the agreement are essential to TCI’s operations and the San Ramon office space is the location of the Company’s operations.

From April 1 through December 31, 2007, Roaya Wooler and Soraiya Smida, sisters of the former Chief Executive Officer of the Company, Sholeh Hamedani, and both of whom have twelve years experience with TDN in developing and marketing the Children’s Internet®, performed consulting services for the Company and together earned a total of $57,310 for their services. In addition, Lewis Wooler, husband of Roaya Hamedani, earned a total of $24,803 for his customer support and technical services to the Company during the same period.

On February 25, 2005 we entered into a Consulting Agreement with Crosslink, of which William Arnold is the principal shareholder. The agreement, which was originally for a 12-month term was terminated at the end of December 2005 after Mr. Arnold was named President of the Company. Crosslink represented the Company in stockholder communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s then current and proposed activities, and in consulting with management. For undertaking this engagement, the Company issued to Crosslink a “Commencement Bonus” payable in the form of 200,000 restricted post-split shares of the Company’s common stock. In addition, the Company agreed to a monthly stock compensation of 8,000 post-split shares of common stock every month on the contract anniversary date, and a cash fee of $5,000 per month for the term of the agreement. Out of this fee, Crosslink paid for complementary services (e.g., other mailing services, email services, data base extensions) up to an average of $2,500 per month and never less than $1,500 per month. During the months of March through December 2005, Crosslink received an additional 80,000 restricted post-split shares, bringing their total remuneration to 280,000 shares and $50,000.00 in cash fees under this agreement.

ITEM 2. DESCRIPTION OF PROPERTY

From 2004 to July 15, 2007, Shadrack allowed the Company to use the office space Shadrack leased in Pleasanton, California under a verbal lease agreement at the same rental rate charged to Shadrack. Shadrack’s lease expired on April 30, 2007. From May 1 through July 15, 2007 the same office space was rented by Shadrack on a month-to-month basis and was used by the Company until the Company vacated the premises on July 13, 2007.

Upon vacating the Pleasanton office, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space is leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one-year lease through July 14, 2008, with an option to renew for one additional year. On October 19, 2007, the Company entered into a Services Agreement with Two Dog Net pursuant to which monthly rental payments of $1,762 are payable by the Company to Two Dog Net for use of the office space. The Company reimbursed Mr. Hamedani for lease payments made prior to entry into the Services Agreement based on a monthly lease payment of $1,762. Although the Services Agreement expired, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement.

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

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The basis of the allegations is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. Installations (“D.W.C.”) with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares, which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs of D.W.C., extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Litigation of this matter is currently stayed pending outcome of the SEC Complaint discussed below. The case is scheduled for a status conference on April 7, 2008 before the Superior Court in Irvine, California.

Stonefield Josephson, Inc. Arbitration

On June 13, 2006, the Company became subject to an arbitration demand from Stonefield Josephson, Inc., its former accountant, seeking reimbursement costs for legal fees spent in connection with the SEC inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The Arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 plus costs and fees in the amount of $1,425 due and payable March 15, 2007. The decision also awarded Stonefield Josephson, Inc. interest at the rate of 10% per annum on $19,000 from March 15, 2007. On August 30, 2007, an additional $2,500 in post-arbitration attorney’s fees and costs was awarded by the Los Angeles Superior Court. No amounts have been paid to Stonefield Josephson since the date of the Arbitrator’s decision.

The Children’s Internet, Inc. v. Stonefield Josephson, Inc.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The Company seeks damages resulting from defendants’ actions, including recovering costs expended for a subsequent audit and the resultant loss in stock price following the Company’s inability to file necessary reports with the NASD. The matter was subsequently transferred to Los Angeles Superior Court. Mediation of this matter went forward on February 29, 2008 in Los Angeles, California but was unsuccessful.

Under the terms of the DSPA, the Company and Shadrack have agreed to vigorously prosecute the Oswald and Yap litigation and the Stonefield Josephson litigation. Further, under the terms of the DSPA, the Company and Shadrack have agreed that any recovery will be paid in its entirety to Shadrack and that Shadrack will pay in advance all fees, costs and expenses going forward for prosecution of the litigations.

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

The Company is currently seeking resolution of the SEC Complaint by virtue of settlement.  The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The SEC San Francisco staff has received stand-by authority from the SEC Commission in Washington D.C to accept the proposed settlement offer of the Company which is contingent upon the closing of the purchase transaction between the Company and TCI Holding pursuant to the DSPA. The proposed settlement agreement includes a requirement that the Company and its principals consent, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions. Under the proposed settlement, the Company will be ordered to pay to the SEC disgorgement of $2,722,344, plus pre-judgment interest thereon in the amount of $342,097, and jointly and severally with Sholeh Hamedani and Nasser Hamedani, the amount of $752,700, plus pre-judgment interest thereon in the amount of $94,586. However, the SEC will deem such obligations satisfied upon payment of $2,700,000 from the proceeds escrowed from the sale of the Company’s common stock under the DSPA, and will waive the remaining $1,211,727 that the Company, Sholeh Hamedani and Nasser Hamedani would be liable for to the SEC. Under the settlement, Sholeh Hamedani will also resign from the Board of Directors. Ms. Hamedani already resigned as the Company’s CEO and CFO and Richard J. Lewis, III, was appointed as the Company’s Acting CEO and CFO in conjunction with the DSPA, effective October 19, 2007. The proposed settlement agreement is subject to the SEC Commission’s approval. The SEC San Francisco staff has received stand-by authority from the SEC Commission in Washington, D.C. to accept the settlement offer of the Company if the purchase transaction with TCI Holding closes in the near future and $2.7 million is made available in the escrow account to transfer to the court’s registry. The Company has agreed to a bifurcation of the proceedings now pending in Federal Court. Under this agreement, the injunctive relief sought by the Commission will be granted by judgment against the Company, with a remedies hearing to be held on April 29, 2008 as to the amount of disgorgement, penalties and other monetary issues. The Commission is prepared to accept the terms of the settlement proposal with the Company, including the settlement figure of $2.7 million, should the acquisition by TCI Holding close prior to that date and the funds made available.

William L. Arnold

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink Financial Communications, Inc., the Company’s former investor relations consulting firm, was appointed by the Chairman of the Company’s Board of Directors to act as President of the Company under an Executive Employment Agreement. Commencing on September 1, 2006, Mr. Arnold took a voluntary unpaid leave of absence. Mr. Arnold’s compensation included a monthly salary of $10,000, of which $2,500 per month was to be deferred with 9% accrued interest until January 2007. The Executive Employment Agreement also included a combination of nonqualified and qualified stock options (referred to herein as the Arnold Option). The Arnold Option was for the purchase of up to 1,000,000 shares at an option price of $0.55 per share, and was to expire on December 31, 2010. The closing market price of the Company’s common stock was $0.48 per share on the date of the Mr. Arnold’s employment agreement. One-half of the Arnold Option vested immediately and the remaining 500,000 option shares were to vest at the rate of 1/36th each month until fully vested. During Mr. Arnold’s leave of absence the vesting of his options was suspended. Additionally, the Executive Employment Agreement included a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company’s fiscal year, provided that Mr. Arnold met the performance standards as established by Board of Directors. Pursuant to this provision, $40,000 was accrued as an expense for the period of January 1 through August 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Arnold Option would have been recorded at $235,000.

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

In a letter from Mr. Arnold’s counsel dated November 7, 2007, Mr. Arnold indicated that he sought to negotiate an amicable settlement for alleged breach of contract, intentional and negligent misrepresentation arising out of his recruitment, hiring, and employment beginning in December 2005. However, on or about December 6, 2007, Mr. Arnold filed a lawsuit in the Superior Court of California, County of Alameda Case No. 07-359949 alleging breach of contract, fraud and violation of California Labor Code Section 200 in connection with the dispute surrounding his employment. The Company filed an answer to the Complaint and intends to vigorously defend the claim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to an Action by Written Consent of the Stockholders effective as of October 3, 2007 (the “October Stockholder Consent”), Shadrack, which holds 14,040,988 shares of the Company’s common stock and is the Company’s majority stockholder, approved the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 75,000,000 shares to 250,000,000 shares. Subsequent to the October Stockholder Consent, pursuant to an Action by Written Consent of the Stockholders effective as of November 5, 2007 (the “November Stockholder Consent”), Shadrack approved the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 75,000,000 shares to 500,000,000 shares and resolved that the November Stockholder Consent superseded the October Stockholder Consent.

Although the increase in the number of authorized shares of the Company’s common stock to 500,000,000 shares has been approved by a sufficient amount of voting power of the Company’s shareholders to file an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State and has been approved by the Company’s Board of Directors, the Company has not filed an amendment with the Nevada Secretary of State to officially increase the number of its authorized shares. The Company intends to file an amendment to its Articles of Incorporation enacting the increase in its authorized shares prior to the closing of the DSPA.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was approved for trading on the OTC Bulletin Board on December 23, 2004 under the trading symbol CITC.OB. Actual trading of our shares began on February 23, 2005. The following are the approximate high and low closing bid quotations on the OTC Bulletin Board since the first quarterly period of trading as reported on the online resources of Market Watch and Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Period	High Closing Bid	Low Closing Bid
1st Quarter 2006	$1.15	$0.43
2nd Quarter 2006	$0.71	$0.21
3rd Quarter 2006	$0.35	$0.125
4th Quarter 2006	$0.17	$0.06
1st Quarter 2007	$0.17	$0.08
2nd Quarter 2007	$0.18	$0.16
3rd Quarter 2007	$0.15	$0.13
4th Quarter 2007	$0.18	$0.17

Holders

As of March 28, 2008, there were 265 shareholders of record. The Company’s transfer agent is Transfer Online, 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

Dividend Policy

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,471,300	$0.08	4,528,700
Equity compensation plans not approved by security holders(1)(3)	19,611,112	$0.07	-
Total	21,082,412	-	4,528,700

(1)	All securities issuable upon exercise of outstanding options, warrants, and rights are shares of the Company’s common stock.

(2)	Comprised entirely of shares reserved for future issuance under the Company’s 2007 Equity Incentive Plan.

(3)
Comprised entirely of shares of common stock issuable upon exercise of the TDN Option (as defined below), the Wheeler Option (as defined below), and the Arnold Option (as defined below). A description of the material features of the TDN Option, the Wheeler Option, and the Arnold Option is provided below.

Recent Sales of Unregistered Securities

On February 15, 2005, because Two Dog Net agreed to reduce their licensing fee under the Licensing Agreement, the Company issued an option to Two Dog Net to purchase up to 18,000,000 shares of the Company’s restricted common stock at an exercise price of $0.07 per share and a fair value of $0 (the “TDN Option”). The TDN Option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. The TDN Option also provides TDN with “piggyback” registration rights for all shares underlying the TDN Option on any registration statement filed by the Company for a period of one year following any exercise of the TDN Option. This issuance was valued at $0 because as of the date of issuance, the Company was under no obligation for payment to TDN since no sales of the product had occurred and no liability, therefore, had been generated. The TDN Option was granted primarily to induce TDN to reduce its future right to a royalty from sales of the product.

Under the terms of the DSPA, the TDN Option will be cancelled without any further action or any payment by Two Dog Net or the Company upon the closing of the DSPA. However, after the closing of the DSPA, the Company shall set aside 12,857,142 shares of its common stock solely for the purpose of offering such shares to certain stockholders of Two Dog Net at a price of $.07 per share. The shares will be made available only to Two Dog Net stockholders who receive cash payments from the SEC from an escrow fund of $900,000 set aside for those stockholders under a final judgment to be entered into in connection with the SEC Complaint. This offering will be held open for a period of ninety days following the date of the $900,000 cash distribution by the SEC. The TDN Option was issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share. These shares of the Company’s common stock were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, an option to purchase up to 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.035, and a fair value of $315,000 (the “Wheeler Option”). The option is exercisable, in whole or in part, at any time and from time to time, for a period of five years from the date of grant. This option to purchase Company shares was based on a fair market value of $0.315 per share. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that the exercisable option shares are restricted. The value of $315,000 was recorded as an expense for services when the option was granted. The option granted to Tyler Wheeler was issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

On December 30, 2005, William Arnold was appointed by the Chairman of the Board of Directors of the Company to act as President of the Company under an Executive Employment Agreement. Mr. Arnold’s included a combination of nonqualified and qualified stock options (referred to herein as the Arnold Option). Commencing on September 1, 2006, Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options was suspended. The Arnold Option was for the purchase of up to 1,000,000 shares at an option price of $0.55 per share, and was to expire on December 31, 2010. The closing market price of the Company’s common stock was $0.48 per share on the date of the agreement. One half of the Arnold Option vested immediately and the remaining 500,000 option shares vested at the rate of 1/36 th each month until fully vested. Of the 500,000 option shares which vested immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Arnold Option would have been recorded at $235,000. From December 30, 2005 through August 31, 2006, options to purchase a total of 611,112 shares pursuant to the Arnold Option became vested under his executive employment agreement based on his service as President of the Company. The options to purchase 111,112 shares which vested during the nine months ended September 30, 2006 were valued at $52,223 using the Black-Scholes option pricing model. The Arnold Stock Option was issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

On June 9, 2006, the Company entered into a public relations consulting agreement with Brazer Communications of Mill Valley, California to launch a media relations campaign to increase public awareness of the Company and its product. Under this agreement, overall fees were set at $4,700 per month for the contract period of six months ended on December 8, 2006. In addition to the monthly fees, on the date of the agreement, 15,600 restricted shares of common stock of the Company were awarded to two principals of Brazer Communications. The fair market value of these shares was $7,800, and was amortized over the period of the agreement. The shares of common stock were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

On April 30, 2007, subject to the terms of the Company’s 2007 Equity Incentive Plan, the Company granted qualified stock options to two employees, Tim Turner, pursuant to the terms of Mr. Turner’s Executive Employee Agreement, and John Heinke, the Company’s Controller. Mr. Turner was granted options to purchase 2,687,374 shares of the Company’s common stock at the purchase price of $0.081 per share. Of the total options, 300,000 shares vested immediately and the balance of 2,387,374 shares vest at the rate of one thirty-sixth per month of employment. Mr. Turner resigned effective on December 15, 2007 and a total of 796,300 shares subject to his option had vested. Mr. Heinke was granted options to purchase 300,000 shares of the Company’s common stock at the purchase price of $0.081 per share. Mr. Heinke’s options vest at the rate of one thirty-sixth per month of employment. The purchase price of $0.081 per share for Mr. Turner and Mr. Heinke’s options was the fair market value of the shares at the date of the grant. The options granted to Tim Turner and John Heinke were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

On April, 30, 2007, subject to the terms of the Company’s 2007 Equity Incentive Plan, the Company granted non-qualified stock options to three of the Company’s four directors, Roger Campos, Jamshid Ghosseiri and Tyler Wheeler. Each director was granted options to purchase 125,000 shares of the Company’s common stock at the purchase price of $0.081 per share which was the fair market value of the shares at the date of the grant. The options for the three directors vested immediately upon grant. In light of the on-going obligations of the Board of Directors of the Company and in order to provide incentives to the Company’s directors to continue as Board members until the closing of the DSPA, the Company resolved to use its best efforts to cause the registration of the shares of common stock underlying the options held by the independent directors under the Securities Act as soon as commercially possible after the closing under the DSPA. The options granted to the directors were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

The value of the options granted on April 30, 2007 and discussed in the preceding two paragraphs, was based on a fair market value of $0.08 per share at the grant date, which was computed using the Black-Scholes option pricing model.

On December 6, 2007, the Company issued a warrant (the “TCI Holding Warrant”) to purchase 128,040,988 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $0.0625 per share to TCI Holding. The TCI Holding Warrant may only be exercised after the closing of the DSPA, and then, only until April 30, 2008. The TCI Holding Warrant provides for adjustment in its exercise price and the Warrant Shares in case the Company engages in a recapitalization, authorizes dividends or distributions, or engages in a reorganization. The TCI Holding Warrant was issued in reliance upon the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

Definitive Stock Purchase Agreement

On June 15, 2007, the Company entered into the Interim Stock Purchase Agreement (the “Interim Stock Purchase Agreement” or the “ISPA”) with TCI Holding and Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, pursuant to which, TCI Holding, subject to certain conditions, agreed to purchase from the Company a total of 120 million authorized but unissued shares of the Company’s common stock, and from Shadrack, an additional 10 million shares of the Company’s common stock. The purchase price for the shares was to be an aggregate of $8 million, of which $1.5 million was to be used by the Company to pay down certain indebtedness, and $500,000 was to be paid to Shadrack for the purchase of the 10,000,000 shares of the Company’s Common Stock held by Shadrack, and the balance would have been paid to the Company.

An escrow agreement was signed and became effective on July 3, 2007, under which TCI Holding agreed to place $500,000 of the purchase price into an escrow account, with the first $300,000 deposited on July 6, 2007, and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the final Definitive Stock Purchase Agreement (“FSPA”). The Company agreed to place 7,500,000 of its currently authorized but unissued shares of common stock into the escrow account, with the first 4,500,000 deposited on July 3, 2007 and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the FSPA. The escrowed cash and shares would be the sole remedy of the parties if an event of default under the ISPA, or the FSPA, occurs. The certificate for the 4,500,000 shares deposited on July 3, 2007 was issued by the Company’s transfer agent on June 29, 2007. Because such shares are held for the benefit of the Company in escrow until released, these shares have not been considered voting shares under Nevada law. However, such shares are considered outstanding for financial reporting purposes. On August 9, 2007, the Company and TCI Holding amended the ISPA. Under the amendment, $300,000 which was placed in escrow by TCI Holding pursuant to the ISPA was released from escrow, $150,000 to TCI to be used to pay down certain specified current payables and $150,000 was released back to TCI Holding. The Amendment also made certain changes to the events of default and SEC settlement provisions of the ISPA as reported in a Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.

On October 19, 2007, the Company and TCI Holding entered into the Definitive Stock Purchase Agreement. The DSPA supersedes the ISPA and constitutes the FSPA that was contemplated by the ISPA. Under the terms of the DSPA, TCI Holding will purchase 120 million newly issued shares of the Company’s common stock for $7.5 million from the Company and 8,040,988 shares of the Company’s common stock from Shadrack for $500,000. Of the $8 million total purchase price, the $500,000 payable to Shadrack plus up to an additional $2.2 million is expected to be paid directly to the SEC as part of a proposed settlement of SEC Complaint. The proposed settlement with the SEC is subject to approval by the SEC in Washington, D.C.

Additionally, as a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

The Company has also agreed, as a condition of the DSPA, to cause TDN to transfer to the Company, as part of the closing of the DSPA, “The Children’s Internet®” and “Safe Zone Technology®” software and related trademarks, registrations and software applications, as such software, trademarks, registrations, and software applications relate solely to the business of The Children’s Internet. After the closing of the DSPA, the Company has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet® secure on-line service during the two-year period commencing on the closing of the DSPA, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber. The terms of the assignment of the technology from TDN to the Company and the payment of the royalty fee to TDN by the Company is set forth in the Assignment and Royalty Agreement, dated as of October 19, 2007 (the “Assignment and Royalty Agreement”), by and between TCI and TDN. The Assignment and Royalty Agreement was attached as Exhibit A to the DSPA and to the Company’s Form 8-K filed on October 25, 2007 available at the SEC’s web site, www.sec.gov.

Under the terms of the DSPA, Sholeh Hamedani resigned as Chief Executive Officer and Chief Financial Officer of the Company and the Board of Directors appointed Richard J. Lewis, III to be the Company’s Acting CEO and CFO. The Company’s Board of Directors will continue to represent the Company in the transactions contemplated by the DSPA.

Under the terms of the DSPA, the TDN Option will be cancelled without any further action or any payment by TDN or the Company upon the closing of the Definitive Stock Purchase Agreement. However, after the closing of the Definitive Stock Purchase Agreement, the Company shall set aside 12,857,142 shares of its common stock solely for the purpose of offering such shares to certain stockholders of TDN at a price of $.07 per share. The shares will be made available only to TDN stockholders who receive cash payments from the SEC from an escrow fund of $900,000 set aside for those stockholders under a final judgment to be entered into in connection with the SEC Complaint (as defined in Item 3, Legal Proceedings). This offering will be held open for a period of ninety days following the date of the $900,000 cash distribution by the SEC.

Under the terms of the DSPA, completion of the purchase transaction is subject to a number of conditions, including, amendment of the Company’s articles of incorporation to increase its authorized shares of common stock to 250 million (which will require consent of a majority of the shareholders) and settlement of all litigation by the SEC against the Company to the satisfaction of TCI Holding. Additional details regarding the DSPA and the amendments thereto can be found in the Company’s Form 8-K’s filed on October 25, 2007, December 12, 2007, February 12, 2008, March 6, 2008, and March 21, 2008.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. The Company’s future operating results are dependent upon many factors, including but not limited to: (i) whether the Company is able to complete its sale to The Children’s Internet Holding Company, LLC; (ii) whether the Company will settle the SEC Complaint (as defined below); (iii) whether the Company is able to obtain sufficient funding to fund its operations and business; (iv) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business; (v) competitive factors and developments in the industry in which the Company competes; (vi) intellectual property protection; and (vii) any economic conditions that would negatively affect the Company’s business and expansion plans. Forward-looking statements within this Form 10-KSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only means of identifying such statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in our other reports filed with the SEC, and available on its website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes included elsewhere in this Form 10-KSB and are designed to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is comprised of:

•	Introduction. This section provides a general description of our business. This section also includes a table of selected financial data.

•	Results of Operations. This section provides our analysis of the significant line items on our consolidated statements of operations.

•	Going Concern Uncertainty. This section provides a discussion of our uncertainty to continue as a going concern.

•
Critical Accounting Policies. This section discusses the accounting policies we consider important to our financial condition and results of operations and that require us to exercise subjective or complex judgments in their application. This section also includes a discussion about recent accounting pronouncements and the impact those pronouncements are expected to have on our financial condition and results of operations.

•
Liquidity and Capital Resources, Debt and Lease Obligations. This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of December 31, 2007.

•
Forward Looking Statements and Risk Factors. This section describes circumstances or events that could have a negative effect on our financial results or operations and existing trends in our business that could change for the worse.

Introduction

We were incorporated in the State of Nevada on September 25, 1996 as D.W.C. Installations, Inc. We changed our name to The Children’s Internet, Inc. on December 27, 2002. We are a development stage company and currently have no significant revenues, no marketing budget, only minimal assets, and have incurred losses since our inception. The Company is currently authorized to conduct business in California, and as of July 15, 2007 the Company has been located in San Ramon, California.

The Company was primarily inactive until July 3, 2002 when Shadrack purchased 2,333,510 newly-issued shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest in the Company. Our former Chief Executive Officer and the Chairman of our Board of Directors, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack. Through October 2007, we have relied exclusively on loans from Shadrack to fund all of our expenses. Since October 2007, the Company has relied upon TCI Holding for the funding of its daily operations.

The Company is considered to be a development stage company even though its planned principal operations have commenced because there have been no significant revenues earned by the Company to date. Through December 31, 2007, the Company devoted the majority of its efforts to activities focused on raising capital, developing sales strategies and new marketing materials, updating its infomercial, implementing its business plan, and reaching a resolution of the SEC Complaint. The Company markets, sells, and administers a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net. The Company’s marketing, selling and administration rights derive from the Licensing Agreement, which gives us the exclusive worldwide right to market, sell, and distribute The Children’s Internet® service and wholesale dial-up Internet service of Two Dog Net. It is a condition to the closing of the DSPA, that the Licensing Agreement be cancelled and that Two Dog Net transfer to the Company the intellectual property related to The Children’s Internet®.

On September 27, 2006, the SEC filed a complaint (referred to herein as the SEC Complaint) against, among others, the Company, and its former Chief Executive Officer, Sholeh Hamedani, alleging violations of the Securities Act and the Exchange Act. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. Partly as a means to resolve the SEC Complaint and continue operations, on October 19, 2007, the Company entered into the DSPA, pursuant to which, TCI Holding will purchase a controlling interest in the Company.

The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The proposed agreement is subject to the approval of the SEC in Washington D.C. and contingent upon the closing of the purchase transaction between the Company and TCI Holding pursuant to the DSPA. The SEC San Francisco staff has received stand-by authority to accept the settlement offer of the Company if the deal with TCI Holding closes in the near future and $2.7 million is made available to transfer to the court’s registry. The Company has agreed to a bifurcation of the proceedings now pending in Federal Court. Under this agreement, the injunctive relief sought by the Commission will be granted by judgment against the Company, with a remedies hearing to be held on April 29, 2008 as to the amount of disgorgement, penalties and other monetary issues. The Commission is prepared to accept the terms of the settlement proposal with the Company, including the settlement figure of $2.7 million, should the acquisition by TCI Holding close prior to that date and the funds made available.

In the event the transaction contemplated under the DSPA is not consummated the SEC Complaint raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and to repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to provide for the Company’s capital needs over the course of the next year through equity financing, primarily from the contemplated purchase of the Company pursuant to the DSPA, with the net proceeds to be used to fund continuing operations.

Selected Financial Data

The following selected financial data for the period from September 25, 1996, the date of our inception, through December 31, 2007 and for the fiscal year ended December 31, 2007 were derived from our financial statements and notes thereto included in this annual report which are audited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with our audited financial statements, including the related footnotes.

As of December 31, 2007
Balance Sheet Data:
Total assets	$43,213
Current liabilities	$1,934,722
Long-term Liabilities	$1,028,831
Total stockholders’ deficit	$(2,920,340)

	For the year ended December 31, 2007	For the period from September 25, 1996 (inception) through December 31, 2007
Statement of Operations Data:
Net revenues	$766	$1,641
Operating expenses	$1,122,600	$5,250,206
Total expenses	$1,166,652	$5,317,758
Operating loss	$1,121,936	$5,248,822
Net loss	$1,165,988	$5,316,374

Results of Operations

Our total expenses increased by $78,944 for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The increase was primarily due to increases of $103,942 in financial audit services, $182,277 in consulting services, $225,389 in salary expense, $23,752 in interest expense, and $30,000 in directors stock compensation expense, which were offset against decreases in legal expenses of $282,124 and officer’s compensation of $205,125. The increase in directors stock compensation resulted from stock options granted during the year ended December 31, 2007. The increase in consulting fees for the year is attributable to services of consultants funded through Shadrack or Two Dog Net without charge for the same period a year ago.

Our operating expenses decreased by $192,744 for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease was primarily due to decreases of $145,681 in officers and directors compensation and $183,257 in investor relations expenses, offset by an increase in legal expenses of $183,901. The decrease in officers and directors compensation resulted primarily from more stock options granted during the year ended December 31, 2005. The decrease in investor relations expense is because the principal of our former investor relations consulting firm, which received 280,000 restricted post-split shares valued at $126,600 in addition to $55,000 in cash fees during the year ended December 31, 2005, performed these functions as an officer of the Company during the year ended December 31, 2006. The increase in legal expenses during this period is due primarily to the Oswald & Yap litigation and responding to the SEC investigation and complaint.

Going Concern Uncertainty

Through October 2007, we have relied exclusively on loans from Shadrack to fund all of our expenses. Since October 2007, the Company has primarily relied upon TCI Holding for the funding of its daily operations. There is no assurance that Shadrack or TCI Holding will be able or be willing to continue such funding. We will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. Other than the pending DSPA, we do not have any arrangements with potential investors or lenders to provide such funds as of the date of this filing and there is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

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

Liquidity and Capital Resources, Debt and Lease Obligations

As of December 31, 2007, we had a net loss from inception of approximately $5,316,000. Approximately $1,610,000 of the Company’s cumulative net losses are non-cash compensation charges. The cumulative net losses consist of approximately $603,000, which represents the estimated fair market value for the cost of wages, if paid, for services rendered by the Company’s former Chief Executive Officer, Controller and James Lambert, an outside financial consultant (we have recorded these amounts for the cost of wages and, since they did not charge the Company, as additional paid-in capital), $2,138,000 which represents professional fees such as legal and accounting expenses, $575,000 which represents a debt financing fee, $414,000 which represents officers, employees and directors compensation for which options to purchase common stock were issued, $593,000 which represents accrued officers compensation, and the balance of $993,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $1,600 in revenues.

To date, Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, has funded all of our expended costs from inception, with the exception of short-term advances totaling $74,249 made during the first nine months of 2007 by Nasser Hamedani, a related party, short-term advances totaling $19,469 made by Larry Wheeler, father of Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, short-term advances totaling $7,800 made by John Heinke, the Company’s Controller, and advances totaling $264,504 made by TCI Holding as an advance against the purchase price of the Company’s common stock pursuant to the DSPA. Currently, we are dependent on funding from TCI Holding for our operations. Prior to the DSPA, Shadrack provided funding for the Company for day to day operations. The total amount advanced by Shadrack through December 31, 2007 and 2006 was $1,485,743 and $1,471,258, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share. As a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, Two Dog Net or any of their affiliates. Neither Shadrack nor TCI Holding is under any obligation to continue funding our operations and could stop at any time without notice.

From 2004 to July 15, 2007, Shadrack allowed the Company to use the office space Shadrack leased in Pleasanton, California under a verbal lease agreement at the same rental rate charged to Shadrack. Shadrack’s lease expired on April 30, 2007. From May 1 through July 15, 2007 the same office space was rented by Shadrack on a month-to-month basis and was used by the Company until the Company vacated the premises on July 13, 2007.

Upon vacating the Pleasanton office, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space is leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one year lease through July 14, 2008, with an option to renew for one additional year. On October 19, 2007, the Company entered into a Services Agreement with Two Dog Net pursuant to which monthly rental payments of $1,762 are payable by the Company to Two Dog Net for use of the San Ramon office space. The Company reimbursed Mr. Hamedani for lease payments made prior to entry into the Services Agreement based on a monthly lease payment of $1,762. Although the Services Agreement expired, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement.

Forward Looking Statements and Risk Factors

CONSUMMATION OF THE PURCHASE TRANSACTION UNDER THE DSPA MAY NOT OCCUR

Consummation of the transaction under the DSPA is subject to numerous conditions and completion of fundraising by TCI Holding. There can be no assurance that the conditions will be satisfied or that the transaction will be completed. In the event the transaction contemplated under the DSPA is not consummated, the SEC Complaint raises substantial doubt concerning the Company’s ability to continue as a going concern.

WE ARE A DEVELOPMENT-STAGE COMPANY WITH A LIMITED OPERATING HISTORY

We were incorporated as a Nevada corporation on September 25, 1996 as D.W.C Installations. We changed our name to The Children’s Internet, Inc. on December 27, 2002. We are a development stage company and currently have no significant revenues, no marketing budget, only minimal assets, and have incurred significant losses since its inception. Any future success that we might enjoy will depend upon many factors, including factors which may be beyond our control or which cannot be predicted at this time. These factors may include but are not limited to:

•	changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors;

•	changes in general economic conditions;

•	increases in operating costs, including the costs of supplies, personnel, and equipment;

•	lack of commercial acceptance of our products at either the wholesale or retail level or both;

•	failure of our intended intellectual property strategy; and

•	an inability to enter into agreements with business partners.

These factors may have a material adverse effect upon us or may force us to reduce or cease operations.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES
AND THESE LOSSES MAY CONTINUE IN THE FUTURE

As of December 31, 2007, we had an accumulated deficit of $5.3 million, and losses may continue in the future. We may need to raise capital to cover these losses, in addition to that being provided by TCI Holding, and financing may not be available to us when needed on favorable terms, if at all. After the Closing of the DSPA, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve sustained profitability.

We encounter risks and difficulties frequently encountered by companies in an early stage of development in highly technical and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	retain customers and convince them to purchase additional products and services;

•	penetrate new markets and sell its products and services to new customers;

•	continue to develop our technology; and

•	continue to attract, hire, motivate and retain qualified personnel.

If we fail to achieve these objectives, we may never become profitable.

Our planned operating costs are based to a considerable extent on the anticipated growth of our future revenues. However, we may not be able to forecast growth accurately due to our limited operating history in the Internet security market segment. If we do not grow as anticipated, our operating results could decline significantly, and we may never be profitable.

SETTLEMENT OF THE SEC LAWSUIT IS SUBJECT TO SEC COMMISSIONER APPROVAL AND OTHER CONDITIONS

On September 27, 2006, the Commission filed a complaint against the Company, its CEO, Sholeh Hamedani, and others, alleging violations of certain federal securities laws. The complaint generally alleges that the Company and the individual defendants made false or misleading public statements regarding our business and operations, made false statements in various filings with the Commission, and induced investment in the Company through misrepresentation and omissions. The complaint seeks disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants. We have answered the complaint.

A potential settlement has been agreed to with the SEC Staff that includes the payment of $2,700,000 at the closing of the DSPA and an injunction requiring the Company not violate the federal securities laws in the future. This proposed settlement is subject to final SEC Commissioner approval and we cannot guarantee that such approval will be obtained. In the event this settlement is not approved, we would be required to negotiate a new settlement and potentially continue to defend the lawsuit.

SETTLEMENT OF THE SEC LAWSUIT DOES NOT RELEASE US FROM OTHER POTENTIAL CLAIMS WITH RESPECT TO THE SUBJECT MATTER OF THE SEC LAWSUIT OR OTHER ACTS OR OMISSIONS OF OUR MANAGEMENT

Settlement of the SEC lawsuit will result in a settlement of the specific claims that are the subject matter of the lawsuit but this settlement does not release us from any other claims that may be brought by the SEC with respect to other actions or omissions of the Company management, even other actions or omissions that are related to the actions that are the subject of the lawsuit. Settlement of the SEC lawsuit also does not preclude a private party from bringing a claim based on the same actions that are the subject of the lawsuit. The SEC or such other parties may bring claims in the future that would require us to expend resources in defense and may result in the Company being required to pay settlements or judgments.

Our Articles of Incorporation and bylaws require the Company to indemnify our officers and directors to the fullest extent under Nevada law. While we have no reason to believe that any current management would present a claim for indemnification, or that after presenting a claim, would be entitled to indemnification under Nevada law, it is possible that such a claim may be brought. In the event an indemnification claim is made, we would be required to expend resources in assessing such a claim. In the event of a successful claim, we may be required to pay amounts as indemnification, which amounts may be substantial. TCI Holding has obtained expressions of interest and intends to obtain insurance coverage from insurance underwriters of Directors and Officer’s Liability insurance for the Company upon reaching settlement with the SEC and replacement of existing management.

POSSIBLE UNKNOWN CLAIMS AND OBLIGATIONS

As a result of the SEC lawsuit, we have depleted our cash resources and can no longer pay our obligations when due. As a result, we have significant past due payables and other unpaid obligations. Management intends to settle all known past due Company payables in due course after the Closing. However, there may be additional claims or obligations of which the Company is not aware, and our ability to pass those claims or obligations on to former Company management would be limited at best.

CONTROL OVER THE BUSINESS OPERATIONS; RELIANCE ON MANAGEMENT

Upon the closing of the DSPA and becoming the majority stockholder of the Company, TCI Holding may appoint a new management team and new directors to its Board of Directors. The management team and directors that TCI Holding may elect may have a limited amount of experience in working with Internet-based businesses. Although the expected management team and directors may have managed other types of businesses, including software businesses, their potential lack of experience specifically in Internet business can have a significant and adverse impact on the growth and development of our company.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY AND IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED

Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers, as well as key engineering and marketing personnel. The loss of any of these key personnel could result in delays in product and service development, loss of sales and diversion of management resources, which could seriously harm our business. Moreover, the loss of one or a group of our key employees and any resulting loss of customers, particularly to a competitor, could harm our operating results.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE ITS GROWTH

After closing of the DSPA, we anticipate a period of rapid and substantial growth. This growth will place a significant strain on our management and operational resources. There can be no assurance that our procedures or controls will be adequate to support our operations or that management will be able to keep pace with such growth. If we are unable to manage growth effectively, or growth occurs more rapidly or slowly than expected, our business, prospects, operating results, and financial condition will be materially adversely affected.

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND SUBSTANTIAL PAYABLES AND MAY NEED ADDITIONAL FUNDING TO FINANCE WORKING CAPITAL REQUIREMENTS

Of the TCI Holding’s contemplated investment in TCI, approximately $5,300,000 (if the minimum is raised) and approximately $13,300,000 (if the maximum is raised) will be used to fund our working capital needs, including, without limitation the satisfaction of outstanding payables. It is anticipated that the proceeds of the investment will be sufficient to fund our expected capital needs for approximately twelve months, if only the minimum is raised, after which time we may need to raise additional capital or incur additional indebtedness. We may be required to obtain funds through arrangements with third parties that require the Company to relinquish rights to certain of our technologies or products that we would normally seek to develop or commercialize ourself.

MAINTENANCE OF OVER THE COUNTER BULLETIN BOARD LISTING

Currently, our common stock is traded on the Over The Counter Bulletin Board (OTCBB). We cannot guarantee that we will be able to satisfy the criteria for continued listing on the OTCBB. If we were to be delisted from the OTCBB, the value of our common stock could suffer a material decline.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET

Our combination of the Children’s Internet® service and Safe Zone Technology® software product is novel and it is difficult to predict how the market for our products and services will grow or develop. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products are subject to a high level of uncertainty. Since the market for our product is new and evolving, it is difficult to predict our future growth rate, if any, and the size of this market.

WE MAY FAIL TO SUCCESSFULLY DEVELOP OUR PRODUCTS, WHICH MAY AFFECT OUR FUTURE SUCCESS

Our future success depends in part on our ability to develop and market our technology for providing protective software and secure online browsers for children. If we fail in these goals, our business strategy and ability to generate revenues and cash flow would be significantly impaired. While we intend to expend significant resources to develop our technology, the successful development of new technology cannot be predicted and as such we cannot guarantee that we will succeed in these goals.

IF WE FAIL TO RESPOND TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER

Our industry is characterized by rapid technological change. As a result, the emergence of new industry standards and practices could render our existing technologies and systems, and thus a portion of our products and services, obsolete. The development of our technologies and necessary service enhancements entails significant technical and business risks and requires substantial lead-time and expenditures. We may not be able to keep pace with the latest technological developments, successfully identify and meet our customer demands, use new technologies effectively or adapt our services to customer requirements or emerging industry standards. If we cannot adapt or respond in a cost-effective and timely manner to technological changes, our business, operating results and financial condition could suffer.

WE RELY ON PRIVATE THIRD PARTY SERVICE PROVIDERS

Upon closing of the DSPA, we will be dependent upon private third party providers to host our servers and provide the principal Internet connections for The Children’s Internet®. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, operating results, and financial condition.

WE DO NOT HAVE U.S. OR FOREIGN PATENT PROTECTION FOR OUR PRODUCTS, AND A COMPETITOR MAY BE ABLE TO REPLICATE OUR TECHNOLOGY

Our business is based on our technology, and our success depends in part on our ability to protect our intellectual property rights. If we do not adequately protect our intellectual property, our business will be seriously harmed. We do not currently have patent protection for any of our technology incorporated in the The Children’s Internet® service. We plan to explore patentability of our technology after the closing of the DSPA and some of the technology used in The Children’s Internet® service is protected by copyrights and various trade secret protections afforded to the Company by law. There can be no assurance that these steps will be adequate or that third parties will not infringe upon or misappropriate our intellectual property rights. In the future, litigation may be necessary to enforce and protect our trade secrets or other intellectual property rights.

We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold patents, trademarks, or copyrights that conflict with our business, then we may be forced to litigate infringement claims that could result in substantial costs to us. Any litigation regarding our proprietary rights could be costly and divert management’s attention, result in the loss of certain of our proprietary rights, require us to seek licenses from third parties and prevent us from selling our product, any one of which could have a material adverse effect on our business, results of operations, and financial condition.

There can be no assurance that the steps taken by us will prevent misappropriation of our proprietary information or that agreements entered into for that purpose would be enforceable. Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization. The laws of some countries may afford us little or no effective protection of our intellectual property.

WE FACE INTENSE COMPETITION THAT COULD CAUSE OUR BUSINESS TO SUFFER

Many of our actual and potential competitors have significantly greater financial, marketing, technical, sales and customer support and other resources, larger customer bases and longer relationships with customers than we do. Compared to us, some of these potential competitors may be able to devote greater resources to the development, promotion and sale of their products and services, and adopt more aggressive pricing strategies. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could harm our business, operating results and financial condition.

OUR CURRENT INTERNAL CONTROLS ARE INEFFECTIVE AND MAY ADVERSELY IMPACT OUR ABILITY TO REPORT OUR FINANCIAL CONDITION

We have determined that our internal controls over financial reporting are currently ineffective. If we are unsuccessful in our focused effort to permanently and effectively remediate the weaknesses in our internal controls, it may adversely impact our ability to report our financial condition accurately and in a timely manner.

RELATED RISK FACTORS TO CONSIDER

From time to time in connection with both public filings made with the SEC and other publicly available press releases, materials and statements, the Company sets forth certain items it believes may constitute risk factors regarding an investment in its securities. Those statements of cautionary note and risk factors contained within such public filings and statements made by or on behalf of the Company are herein incorporated by reference. Copies of our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006 and our Quarterly Reports on Form 10-QSB through the quarter ending September 30, 2007 are available online under the Securities and Exchange Commission’s EDGAR filings.

Plan of Future Operations

This plan of future operations contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

This plan of future operations provides a summary of the intended operations of the Company’s interim management following the closing of the DSPA.

The Product—The Children’s Internet®

On September 10, 2002, we entered into the Licensing Agreement with Two Dog Net for an exclusive worldwide license to market and sell The Children’s Internet® service. The agreement provides for us to be the exclusive marketers of Two Dog Net’s proprietary secured Internet service for pre-school to junior high school aged children called The Children’s Internet®. The Company released The Children’s Internet®, version 9.0, to the market on March 2, 2006, but as discussed in this report, took the product offline in January 2008 to streamline business operations until we have the resources to market and operate it effectively. We believe The Children’s Internet® provides a comprehensive, smart solution to the problems inherent to a child’s unrestricted and unsupervised Internet access. It offers a protected online service and “educational super portal” specifically designed for children, pre-school to junior high, providing them with safe, real-time access to the World Wide Web; access to hundreds of thousands of the best pre-selected, pre-approved educational and entertaining web pages accessed through a secure propriety browser and search engine.

Under the terms of the DSPA, TCI Holding commenced funding the Company’s operations in October 2007, and as a result, the technology on which the product is based was updated and the functionality of the service was improved. The Company, through Two Dog Net also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service. Additionally during 2007, where appropriate, the Company contracted with third party companies to outsource administrative support services and effectively put in place the infrastructure to support operations.

We intend to sell the product for $9.95 per month to the consumer. The user must already have internet access, either through dial-up, DSL or cable broadband. We utilize both retail and wholesale channels of distribution.

Sales and Marketing Plan

Although The Children’s Internet® service is not currently being offered, upon closing the DSPA, we intend to affect a broad based Sales and Marketing Plan. We will focus on establishing long term, value-driven relationships with:

•	Parents and Kids

•	The School Market: School Administrators and Teachers

•	Major ISP’s such as Comcast, Yahoo, AOL, etc.

•	Non-profit organizations such as religious groups, Boy Scouts and Girl Scouts, etc.

•	ISP customers with an interest in protecting their families

We will focus our sales and marketing programs on five distinct areas where we can produce revenue:

1.
Consumer Sales- We intend to sell monthly subscriptions of the service directly to consumers via a nationwide Sales Agent program. Consumers may also acquire the product directly from the Company via our website at: www.thechildrensinternet.com. Previously, through grassroots efforts during 2006 the Company entered into sales agent agreements with ten individuals. In 2007, these agreements automatically terminated.

2.
Wholesalers- We intend to sell the Children’s Internet® to independent distributors, resellers and ISPs who will sell it as a value-added service to their current customer base. Targets would include companies such as Comcast, AT&T, EarthLink and the hundreds of “local” ISPs throughout the United States. In these situations, the business model changes dramatically as we would not be engaged in billing, collecting, customer service or level one technical support.

3.
Charitable organizations- We intend to “partner” with non-profit organizations to have them market the product. Targets would include large religious organizations, various scout programs, Internet safety activists, law enforcement agencies, etc. Moreover, we may offer any age-appropriate school, public or private, 20 free licenses for a year. From there, we expect Parent Teacher Associations to use the product as a fund raiser, deepening our penetration into the homes of children.

Channels of Distribution

The Children’s Internet, Inc. will also employ both direct and indirect sales channels.

Subject to securing financing in addition to the funds raised under the DSPA, we will hire a direct sales force. The primary targets of our direct sales force will be the largest Internet Service Providers as well as other national organizations that market to the most appropriate demographic for our service. We believe one or more of the largest ISPs in the United States will recognize the first mover advantage opportunity and will use The Children’s Internet to not only offer this product to their existing customers, but also to take significant market share from their competition. We also believe that almost any company that markets to our demographic will want to seize the public relations good will that will accrue to any company offering our service.

The indirect channel, composed of non-salaried independent sales agents and wholesale distributors, will target a wide range of opportunities, from local charities to national organizations where they may have an influential contact. These sales agents may have the opportunity to employ secondary resellers to work for them, but we will not market using a multi-level marketing plan.

Future products and services

In the future, we anticipate generating revenues via advertising sold to the purveyors of children goods and services. After successfully distributing our core service, we intend to engage in the merchandising of The Children’s Internet® themed products, from clothing to toys to books.

Future Staff and Employees

Where practicable we plan to contract with third party companies to outsource administrative support services that effectively support the growth of the business. These outsource providers will handle technical support, telemarketing and the order taking process and media placement. We intend to hire employees where their contributions to our business will be the most significant, such as in technology development and management.

Market Share, Cash Flow and Profitability

Although market data is not exact, and varies depending on the source, with a mix of business generated from the respective channels of distribution, we believe that, subject to the closing of the DSPA, we can be cash flow positive and profitable within eighteen months of closing the DSPA. This estimate is based on data that indicates that in the United States alone, there are approximately 48 million homes with internet access with children under the age of 16. However, as discussed in the MD&A section above, if the DSPA fails to close or we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company’s disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of The Children’s Internet, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Interim management conducted an assessment of the effectiveness of the company’s internal control system as of December 31, 2007. In making this assessment, interim management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, interim management has concluded that internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Interim management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

Ineffective Control Environment

The Company did not maintain an effective control environment based on criteria established in the COSO framework. Specifically, the Company:

(1)	did not effectively train personnel on compliance with the company’s Code of Ethics.

(2)	did not create or implement a written fraud prevention policy.

(3)	did not establish an audit committee.

(4)	did not maintain a majority of independent directors.

(5)	did not ensure the Board of Directors understood and exercised oversight and responsibility related to financial reporting and related internal control.

(6)	did not establish clearly articulated financial reporting objectives including those related to internal controls.

(7)	did not establish and implement written human resource policies and procedures.

Our evaluation concluded that, although policies and procedures appropriate for operating control activities were designed, and in large part instituted, the Company has not been successful in designing and implementing polices for the control environment. The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. A material weakness in the control environment affects all other internal control components.

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007 fairly present in all material respects the financial condition and results of operations for the Company in conformity with generally accepted accounting principles. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has not been audited by Hunter & Renfro, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Interim management is currently taking corrective action to remedy the internal control weaknesses. See “Remediation of Material Weaknesses in Internal Control over Financial Reporting” described below.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Interim management is committed to remediating each of the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Interim management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	Formation of a new Board of Directors containing a majority of members who are independent directors as set forth by SEC Corporate Governance Standards.

•	Establishment of an audit committee per Sarbanes Oxley requirements including implementing audit committee best practices as recommended by the Treadway Commission, NASDAQ, AMEX and the NYSE.

•	Updating of the company code of ethics including the creation of an active anti-fraud program. Creation of a written, clearly articulated statement of the company’s core values and mission.

•	Creation of education and training programs for all employees covering ethics, company policies and procedures, and good business practices in general.

•	Creation of additional guidelines with respect to senior management’s responsibilities for SEC filings, financial reports, budgets and maintenance of controls over assets and expenditures.

•	Establishment of a Human Resource department.

Interim management is committed to creating and implementing an effective internal control system for each of the five internal control components set forth in the Internal Control - Integrated Framework issued by COSO. In this regard, we are consulting with legal and accounting professionals to support us in the development of internal controls that are built into our business infrastructure and part of the every day consciousness of our organization.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

Name	Age	Position
Sholeh Hamedani	40	Chairman of the Board of Directors
Richard J. Lewis, III	55	Acting Chief Executive Officer and Acting Chief Financial Officer
Jamshid Ghosseiri	68	Secretary, Director
Tyler Wheeler	37	Director
Roger Campos, Esq.	61	Director

Ms. Sholeh Hamedani currently serves as the Chairman of the Board. From August 23, 2002 to October 2007, Ms. Hamedani also served as Chief Executive Officer, Chief Financial Officer and Chairman of the Board. From May 2002 through the present, she has served as the President, CEO and founder of Shadrack, the Company’s majority shareholder. From July 1995 to August 2002, she was President and Co-Founder of Two Dog Net, a security solutions provider and software developer and an affiliate of the Company. She was responsible for managing product development of new technologies, as well as creating and implementing Two Dog Net’s marketing strategies. Ms. Hamedani’s experience includes local and national advertising campaigns on television, radio and print, as well as producing, scripting and directing educational video programs and television infomercials. Prior to joining Two Dog Net, Ms. Hamedani was part of the founding team at SyberVision Systems in the Production and TV Media Department from 1985 to 1989.

Mr. Richard J. Lewis, III became our Acting Chief Executive Officer and Acting Chief Financial Officer in October 2007. Mr. Lewis became licensed to practice law in California in 1985. He has practiced with Wall Street law firms, including Mudge Rose Guthrie Alexander & Ferdon and Whitman Breed Abbott & Morgan. In 1996, Mr. Lewis stopped practicing law full time to act as the Chief Executive Officer of EcoTechnology, Inc., a waste-to-energy start-up company. Mr. Lewis was the CEO for EcoTechnology, Inc. for ten years where he oversaw the funding, construction and installation of the first gasification plant in the municipal wastewater treatment industry at Philadelphia, Pennsylvania.

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

Directors are elected to serve until the next annual meeting of stockholders or until their successors have been elected. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders, or continue as composed at the pleasure of the Board of Directors.

Involvement in Certain Legal Proceedings

The Company is currently seeking resolution of the SEC Complaint described below by virtue of settlement.  As a result of the injunctive provisions of the settlement and terms thereof, Sholeh Hamedani, the current Chairman of the Board for The Children’s Internet, is permanently enjoined from involvement in certain activities related to the securities industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, as well as persons who own more than 10% of our common stock (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

Code of Ethics

On March 20, 2003, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The code applies to every officer, director and employee of the Company. The Code of Ethics was filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-QSB for the period ended March 31, 2003.

Audit Committee

The Company does not have a designated audit committee. The Company does not have an audit committee financial expert serving on its audit committee because it does not have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Sholeh Hamedani,	2006	$180,000	(1)	$0	$0	$0	$0	$0	$180,000
Former CEO and CFO	2007	144,194	(2)	$0	$0	$0	$0	$0	$144,194
Richard J. Lewis, III Acting CEO and CFO	2007	$0		$0	$0	$0	$0	$0	$0

(1) The officer’s salary was accrued but has not been paid through the date of this report.

(2) Ms. Hamedani resigned as Chief Executive Officer and Chief Financial Officer as of October 19, 2007.

Outstanding Equity Awards

No named executive officer had equity awards outstanding as of the end of the Company’s 2007 fiscal year.

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

The Company did not maintain a written employment agreement with Sholeh Hamedani during her service as Chief Executive Officer and Chief Financial Officer and does not maintain a written employment agreement with Richard Lewis for his role as acting Chief Executive Officer and Chief Financial Officer. Mr. Lewis serves on an at-will basis at the pleasure and discretion of the Board of Directors of the Company.

Compensation of Directors

The following table sets for the compensation of the Company’s directors for the Company’s 2007 fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp-ensation ($)	Total ($)
Jamshid Ghosseiri(1)	$0	$0	$10,125	$0	$0	$0	$10,125
Tyler Wheeler(2)	$0	$0	$10,125	$0	$0	$0	$10,125
Roger Campos, Esq.(1)	$0	$0	$10,125	$0	$0	$0	$10,125
Sholeh Hamedani	$0	$0	$0	$0	$0	$0	$0

(1) The director is entitled to purchase an aggregate of 125,000 shares of the Company’s common stock pursuant to an option grant which was made to the director under the Company’s 2007 Equity Incentive Plan on April 30, 2007 with an exercise price of $0.081 and which is outstanding and fully exercisable as of the fiscal year end.

(2) The director is entitled to purchase an aggregate of 1,125,000 shares of the Company’s common stock pursuant to option awards granted to the director outstanding as of the fiscal year end. The director is entitled to purchase 125,000 of these shares pursuant to an option grant which was made to the director under the Company’s 2007 Equity Incentive Plan on April 30, 2007 with an exercise price of $0.081 and which is outstanding and fully exercisable as of the fiscal year end.

The Company is not under any obligation to provide any compensation to directors, except for reimbursement of their reasonable expenses incurred in attending directors’ meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each of our directors, (ii) each named executive officer, (iii) all executive officers and directors as a group, and (iv) each person known by us to be a beneficial owner of more than 5% of any class of our common stock as of March 31, 2008. The percent of common stock outstanding in the table below is based on 26,873,738 shares of the outstanding Common Stock of the Company with voting power and does not include the 4,500,000 shares held in escrow for the benefit of the Company until released pursuant to the DSPA.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (#)	Percent of Common Stock Outstanding (Approximations)
Sholeh Hamedani, Chairman of the Board(2)	14,040,988	52.2%
Richard J. Lewis, Acting Chief Executive Officer and Chief Financial Officer(3)	14,040,988	52.2%
Jamshid Ghosseiri, Ph.D., Secretary, Director(4)	125,000	0.5%
Roger Campos, Director(4)	125,000	0.5%
Tyler Wheeler, CTO, Director(5)	1,125,000	4.0%
All Officers and Directors as a group (5 people)	15,415,988	54.6%
Shadrack Films, Inc.	14,040,988	52.2%
Two Dog Net, Inc.(6)	18,000,000	40.1%
The Children’s Internet Holding Company, LLC(3)	14,040,988	52.2%

(1) Except as otherwise noted, the address of each person listed on the table is c/o The Children’s Internet, Inc., 110 Ryan Industrial Court, Suite 9, San Ramon, CA 94583. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Consists of 14,040,988 post-split shares of common stock owned by Shadrack Films, Inc. formerly known as The Children’s Internet, Inc., a California corporation, of which Sholeh Hamedani is the sole shareholder.

(3) TCI Holding, and Richard Lewis, TCI Holding’s Manager, can be deemed to beneficially own 14,040,988 shares of the Company’s common stock under Rule 16a-1(a)(1) because, pursuant to the DSPA, Shadrack, which directly owns 14,040,988 shares of the Company’s common stock, must engage in certain actions in order to close the DSPA and consummate the transactions contemplated thereby. These actions include, without limitation, approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock from 75,000,00 shares to 250,000,000 shares and approving the appointment of the directors to the Company’s board of directors designated by TCI Holding. TCI Holding and Richard Lewis disclaim beneficial ownership of these securities and this report shall not be deemed an admission that TCI Holding or Richard Lewis are the beneficial owner of these securities for purposes of Section 16 of the Exchange Act or for any other purpose.

(4) Consists of 125,000 shares of the Company’s common stock underlying options which are exercisable within 60 days of March 31, 2008.

(5) Consists of 1,125,000 shares of the Company’s common stock underlying options which are exercisable within 60 days of March 31, 2008.

(6) Consists of 18,000,000 shares of the Company’s common stock underlying options which are exercisable within 60 days of March 31, 2008. Such options shall be canceled pursuant to the terms of the DSPA upon the closing of the DSPA.

Securities Authorized For Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans can be found in Part II, Item 5 of this Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shadrack Films, Inc.

Our Chairman, Sholeh Hamedani, is the sole officer, director and shareholder of Shadrack, the Company’s majority shareholder.

On July 3, 2002, we entered into a Plan of Reorganization and Acquisition agreement with Shadrack thereby obtaining a majority ownership interest and becoming the majority shareholder of the Company. Pursuant to the agreement, we sold 2,333,510 newly issued post-split shares of our common stock to Shadrack in exchange for an aggregate purchase price of $150,000.

In a Stock Purchase Agreement dated October 11, 2002 and in reliance on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933, our original shareholders sold 2,237,000 of their post-split shares of our common stock to various purchasers, two of who are related to members of our management at that time, Nasser Hamedani, Sholeh Hamedani’s father, and Soraiya Hamedani, Sholeh Hamedani’s sister. Some of these purchasers were introduced to the original shareholders by Sholeh Hamedani. Some of these purchasers resold their shares to unrelated third parties, relying on an exemption from registration pursuant to Section 4(1) of the Securities Act of 1933. The proceeds received from the stock sale was loaned to Two Dog Net who, in turn, loaned a portion of such proceeds to Shadrack, and Shadrack loaned a portion of these funds to the Company to finance our operations. These amounts are reflected on the financial statements as “Due to Related Party.”

Substantially all of the Company’s funding has been provided by Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, as of the date of this report with the exception of short-term advances totaling $74,249 made during 2007 by Nasser Hamedani, a related party as explained below, short-term advances totaling $19,469 made by Larry Wheeler, father of Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, short-term advances totaling $7,800 made by John Heinke, the Company’s Controller, and advances totaling $264,504 made by TCI Holding as an advance against the purchase price of the Company’s common stock. The total amount advanced by Shadrack through December 31, 2007 and 2006 was $1,485,743 and $1,471,258, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share. As a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

From 2004 to July 15, 2007, Shadrack allowed the Company to use the office space Shadrack leased in Pleasanton, California under a verbal lease agreement at the same rental rate charged to Shadrack. Shadrack’s lease expired on April 30, 2007. From May 1 through July 15, 2007 the same office space was rented by Shadrack on a month-to-month basis and was used by the Company until the Company vacated the premises on July 13, 2007.

Shadrack sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1)(1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 on behalf of the Company with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of debt, Shadrack owned an aggregate of 14,040,988 shares of the Company’s common stock or approximately 52.2% of the voting power of the Company’s outstanding common stock (without giving effect to any presently exercisable options) as of December 31, 2007. Under the terms of the DSPA, TCI Holding will purchase 8,040,988 shares of the Company’s common stock currently owned by Shadrack upon the closing of the DSPA for $500,000.

Two Dog Net, Inc.

Sholeh Hamedani was President of TDN until she resigned on August 1, 2002. Ms. Hamedani currently owns approximately 10% of the total outstanding shares of common stock of TDN. Ms. Hamedani’s father, Nasser Hamedani, is the Chief Executive Officer, Chairman and majority shareholder of TDN and has been since TDN’s inception in  July of 1995.

On September 10, 2002, we entered into the Licensing Agreement with TDN. This Licensing Agreement gives us the exclusive worldwide right to market, sell, and distribute The Children’s Internet® service and wholesale dial-up Internet service of TDN. We agreed to pay Two Dog Net a per user charge of $3.00 per month for each subscriber accessing The Children’s Internet® service. The Licensing Agreement has a term of five years and renews for additional five year terms automatically unless either we or TDN give written notice of termination of the agreement not less than one year before the end of any five year term. TDN did not give written notice to terminate the contract one year prior to the expiration of the initial five year term, therefore the licensing agreement was automatically renewed for an additional five years expiring in 2013.

In February 2005, we amended the Licensing Agreement reducing the per user charge from $3.00 to $1.00 paid per month. In consideration for this decrease, on February 15, 2005, the Company granted TDN, or its designees an option (referred to herein as the TDN Option) to acquire up to 18,000,000 post-split shares of our restricted common stock at a price of $0.07 per share, exercisable in whole or in part at any time for five years from the date of grant. The TDN Option also provides for “piggy back’ registration rights for all shares underlying the TDN Option on any registration statement filed by the Company for a period of one year following any exercise of the TDN Option.

Under the terms of the DSPA, the TDN Option will be cancelled without any further action or any payment by TDN or the Company upon the closing of the DSPA. However, after the closing of the DSPA, the Company shall set aside 12,857,142 shares of its common stock solely for the purpose of offering such shares to certain stockholders of TDN at a price of $.07 per share. The shares will be made available only to TDN stockholders who receive cash payments from the SEC from an escrow fund of $900,000 set aside for those stockholders under a final judgment to be entered into in connection with the SEC Complaint. This offering will be held open for a period of ninety days following the date of the $900,000 cash distribution by the SEC.

The DSPA with TCI Holding, requires that, prior to the closing of the DSPA, the Company and TDN cancel the Licensing Agreement and that TDN transfer to the Company the rights and interests in the intellectual property, including software, trademarks, trade names, and trade secrets, required to operate The Children’s Internet® service. In turn, the Company will enter into a royalty agreement with TDN which will provide that the Company will pay TDN a one time royalty fee of one dollar for each new subscriber to the Children’s Internet service, for a period of two years from the date of the closing of the DSPA.

Upon vacating the Pleasanton office in July 2007, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space is leased from RAM Properties by Nasser Hamedani, pursuant to a one year lease through July 14, 2008, with an option to renew for one additional year. On October 19, 2007, the Company entered into a Services Agreement with Two Dog Net pursuant to which monthly rental payments of $1,762 are payable by the Company to Two Dog Net for use of the office space. The Company reimbursed Mr. Hamedani for lease payments made prior to entry into the Services Agreement based on a monthly lease payment of $1,762.

On December 6, 2007, the Company entered into a Services Agreement with TDN, which was made effective as of October 19, 2007. Under the Services Agreement, TDN provides the Company with office space, computer and office equipment, and certain supplies and services until the earlier of January 31, 2008 or the closing of the DSPA, for which the Company is obligated to pay Two Dog a monthly charge of $9,961 pro rated based on the actual number of days for any partial months. Although the Services Agreement expired, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space, computer and office equipment, and certain supplies and services. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement. It is important that Two Dog Net continue to provide the services, facilities and equipment uninterrupted under the Services Agreement because the services being provided under the agreement are essential to TCI’s operations and the San Ramon office space is the location of the Company’s operations.

Sholeh Hamedani

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company’s former Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision is to be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the period from January 31, 2007 through her date of resignation, October 19, 2007, $144,194 has been accrued and charged to Officers’ Compensation. For the years ended December 31, 2006 and December 31, 2005, $180,000 was accrued and charged to Officers’ Compensation for each year. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. As a condition of the Definitive Stock Purchase Agreement, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, including any unpaid compensation that may be owed to her.

From April 1 through December 31, 2007, Roaya Wooler and Soraiya Smida, sisters of the former Chief Executive Officer of the Company, Sholeh Hamedani, and both of whom have twelve years experience with TDN developing and marketing the Children’s Internet®, performed consulting services for the Company and together earned a total of $57,310 for their services. In addition, Lewis Wooler, husband of Roaya Hamedani, earned a total of $24,803 for his customer service and technical support services to the Company during the same period.

The Children’s Internet Holding Company, LLC & Richard J. Lewis, III

On June 15, 2007, the Company entered into the Interim Stock Purchase Agreement with TCI Holding and Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, pursuant to which, TCI Holding, subject to certain conditions, agreed to purchase from the Company a total of 120 million authorized but unissued shares of the Company’s common stock, and from Shadrack an additional 10 million shares of the Company’s common stock. The purchase price for the shares was to be an aggregate of $8 million, of which $1.5 million was to be used by the Company to pay down certain indebtedness, and $500,000 was to be paid to Shadrack for the purchase of the 10,000,000 shares of the Company’s Common Stock held by Shadrack, and the balance would have been paid to the Company.

An escrow agreement was signed and became effective on July 3, 2007, under which TCI Holding agreed to place $500,000 of the purchase price into an escrow account, with the first $300,000 deposited on July 6, 2007, and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the final Definitive Stock Purchase Agreement (referred to herein as the FSPA). The Company agreed to place 7,500,000 of its currently authorized but unissued shares of common stock into the escrow account, with the first 4,500,000 deposited on July 3, 2007 and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the FSPA. The escrowed cash and shares would be the sole remedy of the parties if an event of default under the ISPA, or the FSPA, occurs. The certificate for the 4,500,000 shares deposited on July 3, 2007 was issued by the Company’s transfer agent on June 29, 2007. Because such shares are held for the benefit of the Company in escrow until released, these shares have not been considered voting shares under Nevada law. However, such shares are considered outstanding for financial reporting purposes. On August 9, 2007, the Company and TCI Holding amended the ISPA. Under the amendment, $300,000 which was placed in escrow by TCI Holding pursuant to the ISPA was released from escrow, $150,000 to TCI to be used to pay down certain specified current payables and $150,000 was released back to TCI Holding. The Amendment also made certain changes to the events of default and SEC settlement provisions of the ISPA as reported in a Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.

On October 19, 2007, the Company and TCI Holding entered into the Definitive Stock Purchase Agreement. The DSPA supersedes the ISPA and constitutes the FSPA that was contemplated by the ISPA. Under the terms of the DSPA, TCI Holding will purchase 120 million newly issued shares of the Company’s common stock for $7.5 million from the Company and 8,040,988 shares of the Company’s common stock from Shadrack for $500,000. Of the $8 million total purchase price, the $500,000 payable to Shadrack plus up to an additional $2.2 million is expected to be paid directly to the SEC as part of a proposed settlement of SEC Complaint. The proposed settlement with the SEC is subject to approval by the SEC in Washington, D.C.

Additionally, as a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

The Company has also agreed, as a condition of the DSPA, to cause TDN to transfer to the Company, as part of the closing of the DSPA, “The Children’s Internet®” and the software and trademarks, registrations and software applications related to the business of marketing and operating The Children’s Internet® service. After the closing of the DSPA, the Company has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet® secure on-line service during the two-year period commencing on the closing of the DSPA, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber. The terms of the assignment of the technology from TDN to the Company and the payment of the royalty fee to TDN by the Company is set forth in the Assignment and Royalty Agreement, dated as of October 19, 2007 (referred to herein as the Assignment and Royalty Agreement), by and between TCI and TDN. The Assignment and Royalty Agreement was attached as Exhibit A to the DSPA and the Company’s Form 8-K filed on October 25, 2007 and is available at the SEC’s web site, www.sec.gov.

Under the terms of the DSPA, Sholeh Hamedani resigned as Chief Executive Officer and Chief Financial Officer of the Company and the Board of Directors appointed Richard J. Lewis, III to be the Company’s Acting CEO and CFO. The Company’s Board of Directors will continue to represent the Company in the transactions contemplated by the DSPA.

As discussed above, under the terms of the DSPA, the TDN Option will be cancelled without any further action or any payment by TDN or the Company.

Under the terms of the DSPA, completion of the purchase transaction is subject to a number of conditions, including, amendment of the Company’s articles of incorporation to increase its authorized shares of common stock to 250 million (which will require consent of a majority of the shareholders) and settlement of all litigation by the SEC against the Company to the satisfaction of TCI Holding. Additional details regarding the DSPA and the amendments thereto can be found in the Company’s Form 8-K’s filed on October 25, 2007, December 12, 2007, February 12, 2008, March 6, 2008, and March 21, 2008.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Exhibit Description
1	Lease Agreement entered into by Shadrack Films, Inc. dated March 11, 2004(8)

1.1	Definitive Stock Purchase Agreement dated as of October 19, 2007(9)

1.1	Definitive Interim Stock Purchase Agreement dated as of June 15, 2007(10)

1.1	Amendment No. 4 to the Definitive Stock Purchase Agreement dated March 18, 2008(11)

1.1	Amendment No. 3 to the Definitive Stock Purchase Agreement dated February 29, 2008(12)

1.1	Amendment No. 2 to the Definitive Stock Purchase Agreement dated February 6, 2008(13)

1.1	Amendment No. 1 to the Definitive Stock Purchase Agreement dated December 6, 2007(14)

1.2	Warrant to Purchase Common Stock of The Children’s Internet, Inc. dated December 6, 2007(14)

1.2	Assignment And Royalty Agreement(9)

1.3	Services Agreement entered into on December 6, 2007, but made effective as of October 19, 2007(14)

3.1	Articles of Incorporation, dated September 25, 1996(1)

3.2	Certificate of Amendment of Articles of Incorporation, dated February 10, 2000(1)

3.3	Certificate of Amendment of Articles of Incorporation, dated December 27, 2002(1)

3.4	Certificate of Designation of Series A Preferred Stock, dated November 8, 2002(1)

3.5	Bylaws(1)

10.1	Plan of Reorganization and Acquisition, July 3, 2002(1)

10.2	Consulting Agreement with Alan Schram, dated June 28, 2002(1)

10.3	License Agreement dated September 10, 2002(1)

10.4	Amendment to License Agreement, dated November 5, 2002(1)

10.5	Wholesale Sales & Marketing Agreement, dated March 3, 2003(2)

10.6	Stock Purchase Agreement, dated October 11, 2002(3)

10.7	Co-Location Agreement, dated July 11, 2003(4)

10.8	Independent Sales Agreement with Infolink, dated August 14, 2003(3)

10.9	Licensing Agreement with Infolink, dated August 14, 2003(3)

10.10	Co-Location Agreement, dated September 26, 2003(5)

10.12	Agreement between the Company and Crosslink Financial Communications dated February 25, 2005(6)

10.13	Loan Agreement, dated October 11, 2002(7)

10.14	TCI 2007 Equity Incentive Plan dated April 30, 2007(15)

14	Code of Ethics(16)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on February 10, 2003, as amended (Registration No. 333-103072).

(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003 (SEC File No. 000-29611).

(3) Incorporated by reference to Amendment 2 to the Company’s Registration Statement on Form SB-2, filed on September 11, 2003, as amended (Registration No. 333-103072).

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (File No. 000-29611) filed on August 14, 2003.

(5) Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on February 2, 2004, as amended (Registration No. 333-103072).

(6) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on June 9, 2005 (SEC File No. 000-29611).

(7) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 000-29611) filed on August 15, 2005.

(8) Incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Form SB-2 filed by the Company on April 6, 2004.

(9) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on October 25, 2007.

(10) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on June 21, 2007.

(11) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on March 21, 2008.

(12) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on March 6, 2008.

(13) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on February 12, 2008.

(14) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on December 12, 2007.

(15) Incorporated by reference to the Form 10-KSB filed by the Company (File No. 000-29611) on May 18, 2007.

(16) Incorporated by reference to the Form 10-QSB filed by the Company (File No. 000-29611) on May 15, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marc Lumer & Company was the Company’s independent accountant beginning with the second quarter of 2004 through the second quarter of 2006. Marc Lumer resigned as the Company’s accountants prior to the Company’s third quarter review of financial statements in 2006.

The third quarter review of 2006 of the Company’s financial statements was performed by DeJoya Griffith & Company, LLC.

The Company’s independent accountant for the year 2006 was Hunter & Renfro, LLP (Hunter, Flemmer, Renfro & Whitaker, LLP). In addition, Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) performed an audit of the Company’s 2005 financial statements in 2006.

The Company’s independent accountant for the year 2007 is Hunter & Renfro, LLP.

Audit Fees

Marc Lumer & Co. billed aggregate fees of approximately $43,000 and $52,000 for the years ended December 31, 2006 and 2005, respectively, for professional services rendered in the audit of the Company’s 2005 annual financial statements and the review of the Company’s Quarterly Reports on Form 10-QSB through the second quarter of 2006. After resigning, Marc Lumer & Co. billed additional fees of approximately $6,000 with which the Company does not agree, and therefore has not recorded in the accompanying financial statements. DeJoya Griffith & Company, LLC billed fees of $6,500 for the review of the Company’s financial statements included in the Quarterly Report on Form 10-QSB for the third quarter of 2006.

Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) have billed fees of $102,570 for the audit of the financial statements for the year ended December 31, 2006 and the audit of the Company’s financial statements for the year ended December 31, 2005.

The current accountants, Hunter & Renfro, LLP have billed fees of $89,056 through March 31, 2008 for the review of the Company’s Quarterly Reports on Form 10-QSB from first through third quarters of 2007 and audit of the financial statements for the year ended December 31, 2007.

Audit-Related Fees

Neither Marc Lumer & Company, nor DeJoya Griffith & Company, LLC, provided or billed for any audit-related services during the two years ended December 31, 2006 and 2007. Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) did not provide or bill for any audit-related services for the year ended December 31, 2007.

Tax Fees

Su-Gene, Inc. provided professional services in preparing the income tax returns for the Company and for advice on tax compliance and tax planning, for which approximately $1,000 was billed for each of the years 2006 and 2005.

Neither Marc Lumer & Company, DeJoya Griffith & Company, LLC, nor Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) provided or billed for any professional services during the two years ended December 31, 2007 and 2006 in connection with tax advice, tax compliance or tax planning.

All Other Fees

Neither Marc Lumer & Company DeJoya Griffith & Company, LLC, nor Hunter & Renfro (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) provided any other professional services for the Company during the years ended December 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

THE CHILDREN’S INTERNET, INC.

DATED: April 11, 2008	By:	/s/ Richard Lewis
Richard Lewis
Acting Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sholeh Hamedani	Chairman of the Board	April 11, 2008
Sholeh Hamedani

/s/ Jamshid Ghosseiri	Secretary, Director	April 11, 2008
Jamshid Ghosseiri

/s/ Tyler Wheeler	Director	April 11, 2008
Tyler Wheeler

/s/ Roger Campos	Director	April 11, 2008
Roger Campos

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Children’s Internet

We have audited the balance sheet of The Children’s Internet, Inc. (formerly DWC Installations) (a development stage company) (the “Company”) as of December 31, 2007 and as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended December 31, 2007 and 2006 and the period from September 25, 1996 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children’s Internet, Inc. (formerly DWC Installations) (a Development Stage Company) as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and December 31, 2006, and the period from September 25, 1996 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $5,316,374 and had negative cash flow from operations of 1,628,210. In addition, the Company had an accumulated deficit of $2,920,340 and a stockholders’ deficient of $5,316,374 at December 31, 2007. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HUNTER & RENFRO LLP

Sacramento, California
March 31, 2008

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$104	$1,106
Deposit held in escrow, offsets $37,378 account
payable to Oswald & Yap (Note 4)	37,378	37,378
Prepaid marketing expenses	-	1,260
Total Current Assets	37,482	39,744
Equipment:
Equipment at cost	13,034	12,196
Accumulated depreciation	(9,421)	(5,100)
Equipment, net	3,613	7,096
Other Assets:
Deposit - State Board of Equalization	2,000	2,000
Utility deposit	118
Deferred tax asset, net of valuation allowance of
$1,398,462 (2007) and $1,004,625 (2006)	-	-
TOTAL ASSETS	$43,213	$48,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$791,622	$422,369
Accrued salaries	729,319	449,274
Notes payable to TCI Holding Co., LLC	264,504	-
Loans payable to related parties	101,518	-
Accrued payroll taxes	42,942	21,184
Taxes payable	4,817	2,557
Total Current Liabilities	1,934,722	895,384
Long-Term Liabilities:
Due to related party	1,028,831	1,014,346
TOTAL LIABILITIES	2,963,553	1,909,730

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding.	-	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; 31,373,738 shares (2007) and
26,873,738 shares (2006), issued and outstanding	31,374	26,874
Additional paid-in capital	2,364,660	2,262,622
Deficit accumulated during the development stage	(5,316,374)	(4,150,386)
TOTAL STOCKHOLDERS’ DEFICIT	(2,920,340)	(1,860,890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,213	$48,840

The accompanying notes are an integral part of the financial statements.

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year		For the period from
	Ended December 31,		Inception through
	2007	2006	December 31, 2007

NET REVENUES	$766	$875	$1,641
COSTS OF REVENUES	102	155	257
Gross margin	664	720	1,384
OPERATING EXPENSES
Sales and marketing	36,330	31,244	70,225
General and administrative	937,755	682,828	3,587,047
Officers’ compensation	144,194	349,319	1,583,513
Depreciation expense	4,321	4,023	9,421
Total operating expenses	1,122,600	1,067,414	5,250,206
Loss from operations	(1,121,936)	(1,066,694)	(5,248,822)
Interest expense	43,252	19,500	62,752
Loss before income taxes	(1,165,188)	(1,086,194)	(5,311,574)
Provision for income taxes	800	800	4,800
NET LOSS	$(1,165,988)	$(1,086,994)	$(5,316,374)

Net loss per common share
- basic and diluted	$(0.04)	$(0.04)	$(0.49)

Shares used in computing
basic and diluted net loss
per share	26,873,738	26,866,942	10,932,492

The accompanying notes are an integral part of the financial statements.

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock,
	after giving					Deficit
	retroactive effect			Deferred		Accumulated
	to 2 for 1		Additional	Charges -		during the
	stock split on		Paid-In	Related	Prepaid	Development	Stockholders’
	March 11, 2005		Capital	Company	Expenses	Stage	Deficit
	Shares	Amount
Balance, December 31, 2001	2,242,000	$2,242	$6,363	$-	$-	$(8,605)	$-
Issuance of common stock for cash
on July 3, 2002 at $0.0643 per
post-split share to activate the
development stage	2,333,510	2,334	147,666	-	-	-	150,000
Issuance of common stock for debt
financing fee on October 11, 2002
at $0.0643 per post-split share	8,948,000	8,948	566,408	-	-	-	575,356
Expenses paid by former officer on
behalf of the Company	-	-	2,000	-	-	-	2,000
Services performed as capital contribution	-	-	125,000	-	-	-	125,000
Net Loss (restated)	-					(966,894)	(966,894)

Balance, December 31, 2002	13,523,510	13,524	847,437	-	-	(975,499)	(114,538)
Services performed as capital contribution	-	-	290,000	-	-	-	290,000
Net Loss (restated)	-	-	-	-	-	(449,056)	(449,056)

Balance, December 31, 2003	13,523,510	13,524	1,137,437	-	-	(1,424,555)	(273,594)
Services performed as capital contribution	-	-	180,000	-	-	-	180,000
Net Loss	-	-	-	-	-	(377,879)	(377,879)

Balance, December 31, 2004	13,523,510	13,524	1,317,437	-	-	(1,802,434)	(471,473)
Issuance of common stock in exchange
for debt to parent company on 2/15/05
at $0.035 per post-split share	13,054,628	13,054	443,858	-	-	-	456,912
Option to purchase 18,000,000 post-split
shares at an exercise price of $0.07 per
share granted to Two Dog Net, Inc. on
2/15/05, valued at option price	-	-	-	-	-	-	-
Option to purchase 1,000,000 post-split
shares at an exercise price of $0.07 per
share granted to Tyler Wheeler on
2/15/05, valued at $0.315 per share	-	-	315,000	-	-	-	315,000
Issuance of common stock for consulting
services by Crosslink Financial Communi-
cations, Inc. on 2/25/05 at $0.33 per
post-split share	200,000	200	65,800	-	-	-	66,000
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

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

	Common Stock,
	after giving					Deficit
	retroactive effect			Deferred		Accumulated
	to 2 for 1		Additional	Charges -		during the
	stock split on		Paid-In	Related	Prepaid	Development	Stockholders’
	March 11, 2005		Capital	Company	Expenses	Stage	Deficit
	Shares	Amount
Option to purchase 111,112 post-split
shares at an exercise price of $0.55 per
share granted to William L. Arnold,
valued at $0.47 per share	-	-	52,223	-	-	-	52,223
Issuance of common stock for prepaid
public relations consulting services under
agreement with Brazer Communications
dated 6/9/06, valued at $0.50 per share	15,600	16	7,784	-	(7,800)	-	-
Amortization of deferred charges -
related company	-	-	-	-	-	-	-
Amortization of prepaid expenses	-	-	-	-	7,800	-	7,800
Net Loss	-	-	-	-	-	(1,086,994)	(1,086,994)

Balance, December 31, 2006	26,873,738	$26,874	$2,262,622	$-	$-	$(4,150,386)	$(1,860,890)
Services performed as capital contribution
during the first quarter of 2007	-	-	7,500	-	-	-	7,500
Option to purchase 375,000 common
shares at an exercise price of $0.081 per
share granted to three directors (125,000
shares each) on 4/30/07, valued at
$0.08 per share	-	-	30,000	-	-	-	30,000
Option to purchase 2,687,374 common
shares at an exercise price of $0.081 per
share granted to Director of Finance and
Operations on 4/30/07 - 796,300 option
shares vested valued at $0.08 per share	-	-	63,705	-	-	-	63,705
Option to purchase 300,000 common
shares at an exercise price of $0.081 per
share granted to Controller on 4/30/07 -
66,667 option shares vested valued at
$0.08 per share	-	-	5,333	-	-	-	5,333
Issuance of 4,500,000 common shares
to TCI Holding Company, LLC, deposited in
escrow on 7/3/07 persuant to a stock
purchase agreement between the
Company and TCI Holding Company, LLC	4,500,000	4,500	(4,500)	-	-	-	-
Net Loss	-	-	-	-	-	(1,165,988)	(1,165,988)

Balance, December 31, 2007	31,373,738	$31,374	$2,364,660	$-	$-	$(5,316,374)	$(2,920,340)

The accompanying notes are an integral part of the financial statements.

THE CHILDREN’S INTERNET, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year		For the period from
	Ended December 31,		Inception through
	2007	2006	December 31, 2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(1,165,988)	$(1,086,994)	$(5,316,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	4,321	4,023	9,421
Amortization of prepaid marketing expense	1,260	-	1,260
Stock compensation to directors	30,000	-	345,000
Stock compensation to officers and employees	69,038	52,223	121,261
Shares issued for services	-	7,800	709,756
Services performed as capital contribution	7,500	-	602,500
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	(2,000)	(2,000)
Utility deposit	(118)	-	(118)
Increase in current assets -
Deposit held in escrow	-	-	(37,378)
Prepaid marketing expenses	-	(1,260)	(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	393,271	261,853	839,381
Accrued salaries	280,045	269,274	729,319
Notes payable to TCI Holding Company, LLC	264,504	-	264,504
Loans payable to related parties	101,518	-	101,518
Net cash used in operating activities	(14,649)	(495,081)	(1,628,210)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	(838)	(774)	(13,034)
Net cash used in investing activities	(838)	(774)	(13,034)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	14,485	393,112	1,485,743
Majority shareholder advances converted to stock	-	-	(456,912)
Net cash provided by financing activities	14,485	393,112	1,641,348

Net change in cash and cash equivalents	(1,002)	(102,743)	104

Cash and cash equivalents - Beginning of period	1,106	103,849	-

Cash and cash equivalents - End of period	$104	$1,106	$104
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$180	$3,122	$3,302
Cash paid for taxes	$800	$800	$4,800

The accompanying notes are an integral part of the financial statements.

THE CHILDREN’S INTERNET, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Children’s Internet, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 25, 1996 under the name D.W.C. Installations. At that date, 2,242,000 shares were issued to a small group of shareholders. The Company was primarily inactive until July 3, 2002 when Shadrack Films, Inc. (“Shadrack”) purchased 2,333,510 newly-issued shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest. The total issued and outstanding shares of the Company was increased to 4,575,510 shares as a result of this sale to Shadrack. On December 27, 2002, the Company’s name was changed from D.W.C. Installations to The Children’s Internet, Inc.

The Company is currently authorized to conduct business in California, and as of July 15, 2007 the Company has been located in San Ramon, California. The Company’s primary operations consist of marketing, selling, and administering a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales and Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five year extensions. It is a condition to the closing of the Definitive Stock Purchase Agreement (“DSPA”), defined below, that the Wholesale Sales and Marketing Agreement be cancelled and that TDN transfer to the Company the intellectual property related to The Children’s Internet®. The possible cancellation of the Wholesale Sales and Marketing Agreement is discussed in greater detail in Note 3.

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

The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of December 31, 2007 and 2006, the net amount loaned to the Company by Shadrack was $1,485,743 and $1,471,258, respectively.

During the year ended December 31, 2005, an additional 13,334,628 restricted shares of common stock were issued. Of these shares, 13,054,628 were issued to Shadrack, a related party which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, for conversion of existing debt and 280,000 shares were issued to Crosslink Financial Communications, a non-related party in payment for providing investor relation services. Although Crosslink was not a related party at the time of issuance, its principal shareholder, William L. Arnold served as President of the Company from December 30, 2005 through September 30, 2006 under an Executive Employment Agreement dated December 30, 2005.

On June 9, 2006, 15,600 shares were issued to two principals of Brazer Communications under a public relations consulting agreement, as explained in Note 4.

On June 29, 2007, 4,500,000 shares (the “Escrowed Shares”) were issued in the name of The Children’s Internet Holding Company, LLC, a Delaware limited liability company (“TCI Holding” or “TCI Holding Company, LLC”), and deposited in escrow on July 3, 2007 in accordance with the Definitive Interim Stock Purchase Agreement between the Company and TCI Holding (the “Interim Stock Purchase Agreement” or the “ISPA”), as explained in Note 4, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738 at December 31, 2007 for the purposes of financial reporting. The 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released.

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

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including accounts payable and accrued expenses, professional fees, and payable to related parties approximate fair value as of December 31, 2007.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and a negative cash flow from operations for the years ended December 31, as follows:

	2007	2006
Net loss	$1,165,988	$1,086,994

Cash flow from operations	$(14,649)	$(495,081)

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. On October 19, 2007, TCI Holding Company, LLC entered into the DSPA with the Company to purchase a controlling interest in the Company, as reported in Form 8-K filed on October 25, 2007, and explained in Note 4. In the event the transaction contemplated under the DSPA is not consummated, a pending suit against the Company by the Securities and Exchange Commission (the “SEC”), which is further described in Note 4, raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and to repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to provide for the Company’s capital needs during the year ended December 31, 2008 through equity financing, primarily from the contemplated purchase of the Company pursuant to the DSPA, with the net proceeds to be used to fund continuing operations.

Advertising

The Company expenses advertising expenses as they are incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $15,573 and $6,008, respectively.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes”. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes, if any, are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

As of December 31, 2007 and 2006, the deferred tax assets related to the Company’s net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Loss Per Share

SFAS No. 128, “Earnings (Loss) Per Share”, requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed the same way but the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued during the period and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2007, the Company had 25,349,079 potentially dilutive post-split common shares outstanding (including the 4,500,000 Escrowed Shares), but did not include these shares in its computation of loss per share because doing so would decrease the loss per share, which is anti-dilutive and not permitted by SFAS No. 128.

Comprehensive Income

The company utilizes SFAS No. 130, “Reporting on Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities. As of December 31, 2007, the Company had no items that represent comprehensive income and therefore, has not included a Statement of Comprehensive Income in the accompanying financial statements.

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

Segment Reporting

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment. Through December 31, 2007 there have been no foreign operations.

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

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 became effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not expect this pronouncement to have a material impact on the Company’s current results of operations, financial condition or cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation. Depreciation on these assets is based on a 3-year life. The majority of the office furniture and equipment utilized by the Company is owned by Two Dog Net, Inc., a related party, and was provided to the Company without fee until the Company entered into a Services Agreement which became effective on October 19, 2007, as explained in Note 3.

	2007	2006
Computer Hardware	$6,281	$6,281
Computer Software	6,753	5,915
	13,034	12,196
Less: Accumulated Depreciation	(9,421)	(5,100)

Total	$3,613	$7,096

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company’s former Chief Executive Officer, Chief Financial Officer, and Director, Sholeh Hamedani, would be accrued when earned. The decision is to be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the period from January 31, 2007 through her date of resignation, October 19, 2007, $144,194 has been accrued and charged to Officers’ Compensation. For the years ended December 31, 2006 and December 31, 2005, $180,000 was accrued and charged to Officers’ Compensation for each year. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital. Accordingly, she will not seek payment for the services provided during that period. As a condition of the Definitive Stock Purchase Agreement, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, including any unpaid compensation that may be owed to her.

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
In a letter from Mr. Arnold’s counsel dated November 7, 2007, Mr. Arnold seeks to negotiate an amicable settlement for alleged breach of contract, intentional and negligent misrepresentation arising out of his recruitment, hiring, and employment beginning in December 2005. On or about December 6, 2007, Mr. Arnold filed a lawsuit in the Superior Court of California, County of Alameda Case No. 07-359949 alleging breach of contract, fraud and violation of California Labor Code Section 200 in connection with the dispute surrounding his employment. The Company filed an answer to the Complaint and intends to vigorously defend the claim.

From April 1 through December 31, 2007, Roaya Wooler and Soraiya Smida, sisters of the former Chief Executive Officer of the Company, Sholeh Hamedani, and both of whom have twelve years experience with TDN developing and marketing the Children’s Internet®, performed consulting services for the Company and together earned a total of $57,310 for their services. In addition, Lewis Wooler, husband of Roaya Hamedani, earned a total of $24,803 for his customer service and technical support services to the Company during the same period.

On December 6, 2007, the Company entered into a Services Agreement with TDN, which was made effective as of October 19, 2007. Under the Services Agreement, TDN provides TCI with office space, computer and office equipment, and certain supplies and services until the earlier of January 31, 2007 or the closing of the Definitive Stock Purchase Agreement, explained in Note 4, for which TCI is obligated to pay TDN a monthly charge of $9,961 pro rated based on the actual number of days for any partial months. Although the Services Agreement expired on January 31, 2008, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space, computer and office equipment, and certain supplies and services. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement. It is important that Two Dog Net continue to provide the services, facilities and equipment uninterrupted under the Services Agreement because the services being provided under the agreement are essential to TCI’s operations and San Ramon office space is the location of the Company’s operations.

Advances

Substantially all of the Company’s funding has been provided by Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, as of the date of this report with the exception of short-term advances totaling $74,249 made during the first nine months of 2007 by Nasser Hamedani, a related party as explained below, short-term advances totaling $19,469 made by Larry Wheeler, father of Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, short-term advances totaling $7,800 made by John Heinke, the Company’s Controller, and advances totaling $264,504 made by TCI Holding as an advance against the purchase price of the Company’s common stock, as described in Note 4. The total amount advanced by Shadrack through December 31, 2007 and 2006 was $1,485,743 and $1,471,258, respectively. In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share. As a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

Shadrack is an entity owned and controlled by the Company’s former Chief Executive Officer, Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack previously owned 2,333,510 shares of the Company’s common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1)(1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services valued at $35,000 on behalf of the Company with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of debt, Shadrack owned an aggregate of 14,040,988 shares of the Company’s common stock or approximately 52.2% of the voting power of the Company’s outstanding common stock (without giving effect to any presently exercisable options) as of December 31, 2007. Under the terms of the DSPA, TCI Holding shall purchase 8,040,988 shares of the Company’s common stock currently owned by Shadrack upon the closing of the DSPA for $500,000.

Beneficial Ownership

The Company, Shadrack and TDN are related parties. The Company’s former Chief Executive Officer and Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, is the sole shareholder of Shadrack, which as of December 31, 2007 owns approximately 52.2% of the voting power of the Company’s common stock outstanding. Ms. Hamedani was President of TDN until she resigned on August 1, 2002, and is a 10% shareholder of TDN. In addition, TDN’s Chief Executive Officer, Chairman and Founder, Nasser Hamedani, is the father of Sholeh Hamedani. TDN also owns an option to purchase up to 18,000,000 shares of the Company’s common stock and is therefore beneficial owner of approximately 40.1% of the Company’s common stock. Under the terms of the DSPA, as explained in Note 4, this option will be cancelled without any further action or payment by TDN or the Company upon the closing of the DSPA.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and TDN, dated September 10, 2002 (the “Wholesale Sales and Marketing Agreement”), is an exclusive and renewable five-year agreement for the Company to be the exclusive marketer of TDN’s proprietary secure internet service for children at the pre-school to junior high school levels called The Children’s Internet®. Under the terms of the Wholesale Sales and Marketing Agreement, the agreement is automatically renewed for additional five-year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Accordingly, the earliest date on which the agreement can be terminated is March 3, 2013.

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

The DSPA with TCI Holding Company, LLC, as explained in Note 4, requires that, prior to the closing of the DSPA, the Company and TDN cancel the Wholesale Sales and Marketing Agreement and that TDN transfer to the Company the rights and interests in the intellectual property, including software, trademarks, trade names, and trade secrets, required to market and operate The Children’s Internet® service. In turn, the Company entered into a royalty agreement with TDN which provides that the Company will pay TDN a one time royalty fee of one dollar for each new subscriber to the Children’s Internet service, for a period of two years from the date of the closing of the DSPA.

Office Space

The Company’s previous office space in Pleasanton, California had been leased by Shadrack for the past three years. Shadrack allowed the Company use of the space under a verbal lease agreement at the same rental rate charged to Shadrack. The original lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. Shadrack and the lessor of the Pleasanton office could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007. Upon vacating the Pleasanton office, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space is leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one-year lease through July 14, 2008, with an option to renew for one additional year. On October 19, 2007, the Company entered into a Services Agreement with Two Dog Net whereby monthly rental payments of $1,762 are payable to Two Dog Net by the Company. Prior to the Services Agreement, the Company reimbursed Mr. Hamedani for the monthly lease payment of $1,762. Although the Services Agreement expired on January 31, 2008, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement.

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

Under the terms of the DSPA, as explained in Note 4, the TDN Option will be cancelled without any further action or any payment by TDN or the Company upon the closing of the DSPA. However, after the closing of the DSPA, the Company shall set aside 12,857,142 shares of its common stock solely for the purpose of offering such shares to certain stockholders of TDN at a price of $.07 per share. The shares will be made available only to TDN stockholders who receive cash payments from the SEC from an escrow fund of $900,000 set aside for those stockholders under a final judgment to be entered into in connection with the SEC Complaint (as defined in Note 4). This offering will be held open for a period of ninety days following the date of the $900,000 cash distribution by the SEC.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company entered into two equipment leases with Dell Financial Services L.P. of Round Rock, Texas. The cash value of the equipment leased, including sales tax, is $11,775. The Company entered into these leases in November 2006, however, lease payments commenced in January 2007. The total value of the 48 monthly lease payments is $17,424. At the end of the four year period in December 2010, each lease has a purchase option at $1. These leases are considered to be operating leases as the period over which payments are to be made exceeds the period over which the assets would be depreciated, if purchased.

The future minimum operating lease payments as of December 31, 2007, are as follows:

Year ending December 31, 2008	$4,356
Year ending December 31, 2009	4,356
Year ending December 31, 2010	4,356

Total	$13,068

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

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty The basis of the allegations is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. Installations (“D.W.C.”) with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares, which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Litigation of this matter is currently stayed pending outcome of the SEC Complaint discussed below. The case is scheduled for a status conference on April 7, 2008 before the Superior Court in Irvine, California.

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

On June 13, 2006, the Company became subject to an arbitration demand from Stonefield Josephson, Inc., its former accountant, seeking reimbursement costs for legal fees spent in connection with the SEC inquiry of the Company. Stonefield Josephson, Inc.’s claim seeks recovery of $29,412.74. The Company disputes any amounts owed because of a settlement agreement entered into between the respective parties in December 2004 effectively terminating their relationship. This matter was submitted to binding arbitration through AAA in January 2007. The Arbitrator’s decision was issued on February 2, 2007, awarding Stonefield Josephson, Inc. the sum of $19,000 plus costs and fees in the amount of $1,425 due and payable March 15, 2007. The decision also awarded Stonefield Josephson, Inc. interest at the rate of 10% per annum on $19,000 from March 15, 2007. On August 30, 2007, an additional $2,500 in post-arbitration attorney’s fees and costs was awarded by the Los Angeles Superior Court. No amounts have been paid to Stonefield Josephson since the date of the Arbitrator’s decision.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The Company seeks damages resulting from defendants’ actions, including recovering costs expended for a subsequent audit and the resultant loss in stock price following the Company’s inability to file necessary reports with the NASD. The matter was subsequently transferred to Los Angeles Superior Court. Mediation on this matter took place on February 29, 2008 in Los Angeles, California but was unsuccessful.

Under the terms of the DSPA, the Company and Shadrack have agreed to vigorously prosecute the Oswald and Yap litigation and the Stonefield Josephson litigation. Further, under the terms of the DSPA, the Company and Shadrack have agreed that any recovery will be paid in its entirety to Shadrack and that Shadrack will pay in advance all fees, costs and expenses going forward for prosecution of the litigations. Additional details regarding the DSPA and the amendments thereto can be found in the Company’s Form 8-K’s filed on October 25, 2007, December 12, 2007, February 12, 2008, March 6, 2008, and March 21, 2008.

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

The Company is currently seeking resolution of the SEC Complaint by virtue of settlement.  The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The proposed agreement is subject to the approval of the SEC Commission in Washington D.C. and contingent upon the closing of the purchase transaction between the Company and TCI Holding pursuant to the DSPA. The proposed settlement agreement includes a requirement that the Company and its principals consent, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions. Under the proposed settlement, the Company will be ordered to pay to the SEC disgorgement of $2,722,344, plus pre-judgment interest thereon in the amount of $342,097, and jointly and severally with Sholeh Hamedani and Nasser Hamedani, the amount of $752,700, plus pre-judgment interest thereon in the amount of $94,586. However, the SEC will deem such obligations satisfied upon payment of $2,700,000 from the proceeds escrowed from the sale of the Company’s common stock under the DSPA, and will waive the remaining $1,211,727 that the Company, Sholeh Hamedani and Nasser Hamedani would be liable to the SEC. Under the settlement, Sholeh Hamedani will also resign from the Board of Directors. Ms. Hamedani already resigned as the Company’s CEO and CFO and Richard J. Lewis, III, was appointed as the Company’s acting CEO and CFO in conjunction with the DSPA, effective October 19, 2007. The proposed settlement agreement is subject to the SEC Commission’s approval. The SEC San Francisco staff has received stand-by authority to accept the settlement offer of the Company if the deal with TCI Holding closes in the near future and $2.7 million is made available to transfer to the court’s registry. The Company has agreed to a bifurcation of the proceedings now pending in Federal Court. Under this agreement, the injunctive relief sought by the Commission will be granted by judgment against the Company, with a remedies hearing to be held on April 29, 2008 as to the amount of disgorgement, penalties and other monetary issues. The Commission is prepared to accept the terms of the settlement proposal with the Company, including the settlement figure of $2.7 million, should the acquisition by TCI Holding close prior to that date and the funds made available.

On December 30, 2005, William L. Arnold, the principal shareholder of Crosslink Financial Communications, Inc., the Company’s former investor relations consulting firm, was appointed by the Chairman to act as President of the Company under an Executive Employment Agreement. Compensation included a monthly salary of $10,000, of which $2,500 per month was deferred with 9% accrued interest until January 2007. The Executive Employment Agreement also included a combination of nonqualified and qualified stock options (the “Arnold Option”). The Arnold Option was for the purchase of up to 1,000,000 shares at an option price of $0.55 per share, and expired on December 31, 2010. The closing market price of the Company’s common stock was $0.48 per share on the date of the agreement. One half of the Arnold Option vested immediately and the remaining 500,000 option shares were to vest at the rate of 1/36 th each month until fully vested. Commencing on September 1, 2006, Mr. Arnold took a voluntary unpaid leave of absence. During Mr. Arnold’s leave of absence the vesting of his options was suspended. Of the 500,000 option shares which vested immediately, 360,000 are Incentive Stock Options (ISO’s). The remaining 640,000 option shares are non-qualified. Additionally, the Executive Employment Agreement includes a performance bonus of up to 50% of the annual salary to be paid on or before the sixtieth day following the close of the Company’s fiscal year, provided that Mr. Arnold meets the performance standards as established by the Board of Directors. Pursuant to this provision, $40,000 was accrued as an expense for the period of January 1 through August 31, 2006. If the stock-based compensation provisions of SFAS No. 123R had been adopted prior to January 1, 2006, the fair value of the 500,000 shares which vested on December 30, 2005 under the Arnold Option would have been recorded at $235,000.

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

In a letter from Mr. Arnold’s counsel dated November 7, 2007, Mr. Arnold indicated that he sought to negotiate an amicable settlement for alleged breach of contract, intentional and negligent misrepresentation arising out of his recruitment, hiring, and employment beginning in December 2005. On or about December 6, 2007, Mr. Arnold filed a lawsuit in the Superior Court of California, County of Alameda Case No. 07-359949 alleging breach of contract, fraud and violation of California Labor Code Section 200 in connection with the dispute surrounding his employment. The Company filed an answer to the Complaint and intends to vigorously defend the claim.

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

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month-to-month basis. The new agreement adds a managed firewall service. The basic annual cost under this agreement is $35,988. The co-location agreement with Evocative was cancelled as of January 31, 2008, as explained in Note 9.

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. This agreement replaced an existing agreement entered into on April 5, 2005. The term of the current agreement continues until the expiration of 30 days after either party gives the other party written notice of its intent to terminate. Under the agreement, inbound live phone services are billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment is $2,500 per month, which is waived for the first three months of service and during up to four months per year when no television infomercials are being aired. The Company’s need for the services of Convergys Customer Management Group is no longer warranted and therefore the Company cancelled its contract with this provider as of October 1, 2007.

On March 1, 2007, the Company entered into an oral agreement to pay Tim T. Turner, the amount of $13,125 per month as a consultant until such time as Mr. Turner and the Company entered into an employment agreement. On April 2, 2007, the Company entered into an Executive Employment Agreement with Tim T. Turner, whereby Mr. Turner became the Director of Finance and Operations for the Company. This position was not deemed an executive officer position. Upon the Company obtaining Directors and Officers insurance, Mr. Turner would have been appointed an officer of the Company and made a member of the Company’s Board of Directors. Mr. Turner resigned his position with the Company effective on December 15, 2007. The agreement provided that Mr. Turner would receive a yearly salary of $157,500, part of which was to be deferred for a year, and if the Company was not able to pay such deferred compensation, it was to be evidenced by a promissory note and have an attached warrant.

On March 17, 2008, Mr. Turner informed the Company that amounts owed to Mr. Turner included a bonus of $78,750 and severance of $360,937.50, in addition to amounts accrued by the Company for Mr. Turner’s unpaid salary of $110,562 and consulting fees of $13,125.  The Company disputes the bonus and severance amounts claimed by Mr. Turner and intends to legally contest such disputed amounts in the event Mr. Turner further attempts collection.

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

On June 15, 2007, the Company entered into the Interim Stock Purchase Agreement with TCI Holding and Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, pursuant to which TCI Holding, subject to certain conditions, agreed to purchase from the Company a total of 120 million authorized but unissued shares of the Company’s common stock, and from Shadrack, an additional 10 million shares of the Company’s common stock. The purchase price for the shares was to be an aggregate of $8 million, of which $1.5 million was to be used by the Company to pay down certain indebtedness, and $500,000 was to be paid to Shadrack for the purchase of 10,000,000 shares of the Company’s Common Stock held by Shadrack, and the balance would have been paid to the Company.

An escrow agreement was signed and became effective on July 3, 2007, under which TCI Holding agreed to place $500,000 of the purchase price into an escrow account, with the first $300,000 deposited on July 6, 2007, and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the final Definitive Stock Purchase Agreement (“FSPA”). The Company agreed to place 7,500,000 of its currently authorized but unissued shares of common stock into the escrow account, with the first 4,500,000 deposited on July 3, 2007 and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the FSPA. The escrowed cash and shares will be the sole remedy of the parties if an event of default under the ISPA, or the FSPA, occurs. The certificate for the 4,500,000 shares deposited on July 3, 2007 was issued by the Company’s transfer agent on June 29, 2007. Therefore, the Company’s total issued and outstanding shares increased by 4,500,000 as of that date. However, such shares have been deemed not to carry voting rights under Nevada law because they are held in escrow for the benefit of the Company until released. On August 9, 2007, the Company and TCI Holding amended the ISPA. Under the amendment, $300,000 which was placed in escrow by TCI Holding pursuant to the ISPA was released from escrow, $150,000 to TCI to be used to pay down certain specified current payables and $150,000 released back to TCI Holding. The Amendment also made certain changes to the events of default and SEC settlement provisions of the ISPA as reported in a Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.

On October 19, 2007, the Company and TCI Holding entered into the Definitive Stock Purchase Agreement. The DSPA supersedes the ISPA and constitutes the FSPA that was contemplated by the ISPA. Under the terms of the DSPA, TCI Holding will purchase 120 million newly issued shares of the Company’s common stock for $7.5 million from the Company and 8,040,988 shares of the Company’s common stock from Shadrack for $500,000. Of the $8 million total purchase price, the $500,000 payable to Shadrack plus up to an additional $2.2 million is expected to be paid directly to the SEC as part of a proposed settlement of SEC Complaint and none of the amount payable will be paid to Shadrack. The proposed settlement with the SEC is subject to approval by the SEC in Washington, D.C.

Additionally, as a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

The Company has also agreed, as a condition of the DSPA, to cause TDN to transfer to the Company, as part of the closing of the DSPA, “The Children’s Internet®” and the software and trademarks, registrations and software applications related to the operation and marketing of The Children’s Internet. After the closing of the DSPA, the Company has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet secure on-line service during the two-year period commencing on the closing of the DSPA, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber. The terms of the assignment of the technology from TDN to the Company and the payment of the royalty fee to TDN by the Company is set forth in the Assignment and Royalty Agreement, dated as of October 19, 2007 (the “Assignment and Royalty Agreement”), by and between TCI and TDN. The Assignment and Royalty Agreement was attached as Exhibit A to the DSPA and the Company’s Form 8-K filed on October 25, 2007 and is available at the SEC’s web site, www.sec.gov. TDN’s options of 18,000,000 shares of common stock shall be canceled pursuant to the terms of the DSPA upon the closing of the DSPA.

Under the terms of the DSPA, Sholeh Hamedani resigned as Chief Executive Officer and Chief Financial Officer of the Company and the Board of Directors appointed Richard J. Lewis, III to be the Company’s Acting CEO and CFO. The Company’s Board of Directors will continue to represent the Company in the transactions contemplated by the DSPA.

Under the terms of the DSPA, completion of the purchase transaction is subject to a number of conditions, including, amendment of the Company’s articles of incorporation to increase its authorized shares of common stock to 250 million (which requires consent of a majority of the shareholders) and settlement of all litigation by the SEC against the Company to the satisfaction of TCI Holding. Additional details regarding the DSPA and the amendments thereto can be found in the Company’s Form 8-K’s filed on October 25, 2007, December 12, 2007, February 12, 2008, March 6, 2008, and March 21, 2008.

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

On June 29, 2007, 4,500,000 common shares were issued and deposited in escrow on July 3, 2007 in accordance with the Interim Stock Purchase Agreement between the Company and TCI Holding Company, LLC, as explained in Note 4. However, the 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released.

No other new shares were issued by the Company during the period from January 1, 2006 through the date of this report.

NOTE 6 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for federal income tax purposes of $4,113,124. This net operating loss carry forward, if not used, will begin to expire in 2022. Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
Net operating loss carryforwards	$1,398,462	$1,004,625
Less -Valuation allowance	(1,398,462)	(1,004,625)
Net deferred tax assets	$-	$-

For the year ended December 31, 2007, the valuation allowance was increased by $393,837 due to uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net book loss of $1,165,988 for the year and an accumulated deficit of $5,316,374 at December 31, 2007. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carry forward due to the assumption the Company may not generate sufficient income to utilize the future tax benefit. The valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the taxable loss due to the following:

	2007	2006
Statutory regular federal income benefit rate	34.00%	34.00%
State taxes (net of federal benefit)	5.85%	5.85%
Change in valuation allowance	-39.85%	-39.85%
Provision (benefit) for income tax	$-	$-

State Franchise Taxes have been recorded as an expense. All returns due have been filed and the 2007 tax was paid when due. The Company made a provision of $2,318 as of December 31, 2005, for the actual amount due for 2002 through 2004, which was paid in full on January 26, 2006.
.
NOTE 7 - NON-MONETARY TRANSACTIONS

Deferred Charge

As explained in Note 3, on February 15, 2005, the Company’s Board of Directors granted an option to TDN, a related party, to purchase up to 18,000,000 shares of the Company’s restricted common stock. This option was valued at $0 and will be cancelled contingent upon the closing of the DSPA.

Conversion of Debt to Common Stock

As explained in Note 3, on February 15, 2005, the Company’s Board of Directors authorized and approved the conversion of debt totaling $456,912 owed to Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share. Pursuant to the terms of the DSPA, these shares will be cancelled upon closing of the DSPA.

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

On April 30, 2007, subject to the terms of the 2007 Equity Incentive Plan, the Company granted qualified stock options to two employees, Tim Turner, pursuant to the terms of Mr. Turner’s Executive Employee Agreement, and John Heinke, the Company’s Controller. Mr. Turner was granted options to purchase 2,687,374 shares of the Company’s common stock at the purchase price of $0.081 per share. Of the total options, 300,000 shares vested immediately and the balance of 2,387,374 shares were to at the rate of one thirty-sixth per month of employment. Mr. Turner resigned effective on December 15, 2007 and a total of 796,300 shares subject to his option had vested. Mr. Heinke was granted options to purchase 300,000 shares of the Company’s common stock at the purchase price of $0.081 per share. Mr. Heinke’s options vest at the rate of one thirty-sixth per month of employment. The purchase price of $0.081 per share for Mr. Turner and Mr. Heinke’s options was the fair market value of the shares at the date of the grant.

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

The value of the options granted on April 30, 2007 and discussed in the preceding two paragraphs, was based on a fair market value of $0.08 per share at the grant date, which was computed using the Black-Scholes option pricing model. The total value of option shares vested during the twelve months ended December 31, 2007 was $99,038 which was recorded as an expense of the period.

Contributed Capital

For the period from January 1 through March 31, 2007, Shadrack, a related party which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, provided to the Company the half-time services of John Heinke, CPA, as Controller, at a fair market value of $7,500, which was contributed to Additional Paid-in Capital. Accordingly, Mr. Heinke will not seek payment for the services provided during that period.

NOTE 8 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited financial information for the years ended December 31, 2007 and 2006 are noted below:

	2007
	Dec. 31	Sept. 30	June 30	March 31
Net Revenues	$135	$189	$238	$204
Gross Profit	$118	$167	$210	$169
Net (loss)	$(224,288)	$(356,985)	$(398,347)	$(186,368)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	2006
	Dec. 31	Sept. 30	June 30	March 31
Net Revenues	$239	$363	$273	$-
Gross Profit	$188	$298	$234	$-
Net (loss)	$(153,477)	$(253,627)	$(396,710)	$(283,180)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

NOTE 9 - SUBSEQUENT EVENTS

The co-location agreement with Evocative, Inc., explained in Note 4, was cancelled effective January 31, 2008. The Company’s search engine, servers and related equipment remained at Evocative’s data center until they were moved to TDN’s headquarters on February 19, 2008. For the month of January 2008, Evocative charged the Company $3,473 for its services. For the period from February 1st through February 19th, the Company was charged $1,440 for storage of its equipment at Evocative’s data center.

The Services Agreement with TDN, a related party, which is explained in Note 3, expired on January 31, 2008. For the month of February 2008, TDN charged the Company $9,672, which included a charge of $5,000 for the shut down, packing, moving and storage of nine TDN managed servers and peripheral equipment. Although the Services Agreement expired on January 31, 2008, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space, computer and office equipment, and certain supplies and services. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will pay all unpaid invoices of the monthly service fees associated with the Services Agreement. It is important that Two Dog Net continue to provide the services, facilities and equipment uninterrupted under the Services Agreement because the services being provided under the agreement are essential to TCI’s operations and San Ramon office space is the location of the Company’s headquarters.