Form 10QSB
period 2008-03-31
CHILDRENS INTERNET INC
filed 2008-05-20
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
As of April 30, 2008, there were 31,373,738 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

THE CHILDREN’S INTERNET, INC

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2008
(Unaudited)

ASSETS

Current Assets:
Cash	$653
Deposit held in escrow, offsets $37.378 account payable to Oswald & Yap (Note 4)	37,378
Total Current Assets	38,031
Equipment:
Equipment at cost	13,034
Accumulated depreciation	(10,507)
Equipment, net	2,527
Other Assets:
Deposit - State Board of Equalization	2,000
Utility deposit	118
Deferred tax asset, net of valuation allowance of $1,458,447	-
TOTAL ASSETS	$42,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$895,289
Accrued salaries	734,319
Notes payable to TCI Holding Co., LLC	320,403
Loans payable to related parties	107,870
Accrued payroll taxes	43,324
Taxes payable	7,405
Total Current Liabilities	2,108,610
Long-Term Liabilities:
Due to related party	1,028,831
TOTAL LIABILITIES	3,137,441

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,00 shares authorized; zero shares issued and outstanding.	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 31,373,738 shares issued and outstanding	31,374
Additional paid-in capital	2,366,660
Deficit accumulated during the development stage	(5,492,799)
TOTAL STOCKHOLDERS' DEFICIT	(3,094,765)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,676

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the period from Inception through March 31,
	2008	2007	2008

NET REVENUES	$30	$204	$1,671

COSTS OF REVENUES	3	35	260
Gross margin	27	169	1,411

OPERATING EXPENSES
Sales and marketing	-	19,963	70,225
General and administrative	162,730	111,704	3,749,777
Officers' compensation	-	45,000	1,583,513
Depreciation expense	1,086	1,063	10,507
Total operating expenses	163,816	177,730	5,414,022

Loss from operations	(163,789)	(177,561)	(5,412,611)

Interest expense	12,636	8,807	75,388

Loss before income taxes	(176,425)	(186,368)	(5,487,999)

Provision for income taxes	-	-	4,800

NET LOSS	$(176,425)	$(186,368)	$(5,492,799)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.49)

Shares used in computing basic and diluted net loss per share	26,873,738	26,873,738	11,277,475

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		For the priod from Inception through March 31,
	2008	2007	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(176,425)	$(186,368)	$(5,492,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on equipment	1,086	1,063	10,507
Amortization of prepaid marketing expenses	-	252	-
Stock compensation to directors	-	-	345,000
Stock compensation to officers and employees	2,000	-	123,261
Shares issued for services	-	-	709,756
Services performed as capital contribution	-	-	602,500
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	-	(2,000)
Utility deposit	-	-	(118)
Increase in current assets -
Accounts receivable - TV airtime refund	-	(1,302)	-
Deposit held in escrow	-	-	(37,378)
Increase in current liabilities -
Accounts payable and accrued expenses	106,637	78,311	946,018
Accrued salaries	5,000	45,000	734,319
Notes payable to TCI Holding Co., LLC	55,899	-	320,403
Loan payable to related parties	6,352	55,852	107,870
Net cash used in operating activities	549	(7,192)	(1,627,661)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	-	(838)	(13,034)
Net cash used in investing activities	-	(838)	(13,034)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	-	6,998	1,485,743
Majority shareholder advances converted to stock	-	-	(456,912)
Net cash provided by financing activities	-	6,998	1,641,348

Net change in cash and cash equivalents	549	(1,032)	653

Cash and cash equivalents - Beginning of period	104	1,106	-

Cash and cash equivalents - End of period	$653	$74	$653
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$131	$56	$3,433
Cash paid for taxes	$-	$-	$4,800

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

The Company is currently authorized to conduct business in California, and since July 15, 2007 the Company has been located in San Ramon, California. The Company’s primary operations consist of marketing, selling, and administering a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales & Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five-year extensions.

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

The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of March 31, 2008 and 2007, the total amount loaned to the Company by Shadrack was $1,485,743 and $1,478,256, respectively (including $456,912 converted to 13,054,628 shares of the Company’s common stock in 2005).

During the year ended December 31, 2005, an additional 13,334,628 restricted shares of common stock were issued. Of these shares, 13,054,628 were issued to Shadrack, a related party which holds approximately 52.2% of the voting power of the Company’s outstanding common stock, for conversion of existing debt, and 280,000 shares were issued to Crosslink Financial Communications, a non-related party in payment for providing investor relation services. Although Crosslink was not a related party at the time of issuance, its principal shareholder, William L. Arnold served as President of the Company from December 30, 2005 through August 31, 2006, under an Executive Employment Agreement dated December 30, 2005.

On June 9, 2006, 15,600 shares were issued to two principals of Brazer Communications under a public relations consulting agreement, as explained in Note 4.

On June 29, 2007, 4,500,000 shares (the “Escrowed Shares”) were issued in the name of The Children’s Internet Holding Company, LLC, a Delaware limited liability company (“TCI Holding” or “TCI Holding Company, LLC”), and deposited in escrow on July 3, 2007 in accordance with the Definitive Interim Stock Purchase Agreement between the Company and TCI Holding (the “Interim Stock Purchase Agreement” or the “ISPA”), as explained in Note 4, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738 at March 31, 2008 for the purposes of financial reporting. The 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released.

On October 19, 2007, TCI Holding Company, LLC entered into a Definitive Stock Purchase Agreement (the “Definitive Stock Purchase Agreement” or the “DSPA”) with the Company to purchase a controlling interest in the Company, as reported in a Form 8-K filed on October 25, 2007, and explained in Note 4.

Development Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities. The Company has devoted the majority of its efforts to activities focused on marketing The Children’s Internet® service and on financial planning, raising capital, developing sales strategies and new marketing materials and implementing its business plan. The Company is considered to be a development stage company even though its planned principal operations have commenced, because there have been no significant revenues earned by the Company to date.

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

These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and negative cash flow from operations for the three-month periods ended March 31, 2008 and 2007, and accumulated net losses and negative cash flow from operations of $5,492,799 and $1,627,661, from inception through March 31, 2008.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's former Chief Executive Officer and Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, would be accrued when earned. The decision is to be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the period from January 1, 2005 through her date of resignation, October 19, 2007, $504,193 has been accrued and charged to Officers’ Compensation. For the period ended March 31, 2007, $45,000 was accrued and charged to Officers’ Compensation. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital.

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

From April 1, 2007 through December 31, 2007, Roaya Hamedani-Wooler and Soraiya Hamedani, sisters of the former Chief Executive Officer of the Company, Sholeh Hamedani, and both of whom have twelve years experience with TDN developing and marketing the Children’s Internet®, performed consulting services for the Company. Mrs. Wooler earned $30,181, of which only $19,181 has been paid to date. Soraiya Hamedani earned $27,159, of which only $16,159 has been paid to date. In addition, Lewis Wooler, husband of Roaya Hamedani-Wooler, performed customer service and technical support services during the same period, and earned $24,803, of which only $13,803 has been paid to date. Their consulting services for the Company ended December 31, 2007.

On December 6, 2007, the Company entered into a Services Agreement with TDN, which was made effective as of October 19, 2007. Under the Services Agreement, TDN provided TCI with office space, computer and office equipment, and certain supplies and services until the earlier of January 31, 2007 or the closing of the Definitive Stock Purchase Agreement, explained in Note 4, for which TCI was obligated to pay TDN a monthly charge of $9,961 pro rated based on the actual number of days for any partial months. Although the Services Agreement expired on January 31, 2008, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space, computer and office equipment, and certain supplies and services. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will guarantee the payment up to a total of $25,000, of unpaid invoices for the monthly service fees. It is important that TDN continues to provide the services, facilities and equipment uninterrupted under the Services Agreement because the services being provided are essential to TCI’s operations and the San Ramon office space is the location of the Company’s operations and current headquarters.

Advances

Substantially all of the Company’s funding has been provided by Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock as of the date of this report. Additional short-term funding consists of advances totaling $77,101 made since January 1, 2007 by Nasser Hamedani, a related party as explained below, short-term advances totaling $19,469 made by Larry Wheeler, father of Tyler Wheeler, the Company’s Chief Software Architect Consultant and a director of the Company, short-term advances totaling $11,300 made by John Heinke, the Company’s Controller, and advances totaling $320,403 made by TCI Holding as an advance against the purchase price of the Company’s common stock, as described in Note 4. The total amount advanced by Shadrack through March 31, 2008 and 2007 was $1,485,743 and $1,478,256, respectively (including the amount converted to the Company’s common stock, as described in the following paragraph).

In February 2005, the Company owed Shadrack approximately $457,000 for loans made by Shadrack to the Company for funding all of the Company’s operations since entering the development stage on July 3, 2002. On February 15, 2005, the Company's Board of Directors authorized and approved the conversion of debt totaling $456,912 owed by the Company to Shadrack, into 13,054,628 shares of the Company’s restricted common stock at a conversion price of $.035 per share, thereby reducing the amount due to Shadrack. As a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, Two Dog Net or any of their affiliates.

Shadrack Films, Inc. is an entity owned and controlled by the Company's former Chief Executive Officer, Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack also owned 2,333,510 shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1)(1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services, on behalf of the Company, valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 shares of the Company's common stock or 52.2% (without giving effect to any presently exercisable options) as of March 31, 2008. Under the terms of the DSPA, TCI Holding shall purchase 8,040,988 shares of the Company’s common stock currently owned by Shadrack upon the closing of the DSPA for $500,000.

Beneficial Ownership

The Company, Shadrack and TDN are related parties. The Company's former Chief Executive Officer, Chief Financial Officer, and current Chairman of the Board, Sholeh Hamedani, is the sole shareholder of Shadrack which as of March 31, 2008 owns 52.2% of the Company's common stock outstanding. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, TDN’s current President, Chairman and Founder, Nasser Hamedani, is the father of Sholeh Hamedani. TDN also owns an option to purchase up to 18,000,000 shares of the Company’s common stock and is therefore beneficial owner of approximately 40.1% of the Company’s common stock. Under the terms of the DSPA, as explained in Note 4, this option will be cancelled without any further action or payment by TDN or the Company upon the closing of the DSPA.

Licensing Agreement

The Wholesale Sales and Marketing Agreement between the Company and TDN, dated March 3, 2003, is an exclusive and renewable five-year agreement for the Company to be the exclusive marketers of TDN’s proprietary secure internet service for children at the pre-school to junior high levels called The Children's Internet®. Under the terms of the Wholesale Sales and Marketing Agreement, the agreement is automatically renewed for additional five-year periods on the same terms unless either party terminates by written notice to the other party no less than one year before the end of the term. Accordingly, the earliest date on which the agreement can be terminated is March 3, 2013.

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement. The amendment reduces the license fee for The Children's Internet® technology payable to TDN from $3.00 to $1.00 per subscriber per month. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below.

The DSPA with TCI Holding Company, LLC, as explained in Note 4, requires that, prior to the closing of the DSPA, the Company and TDN cancel the Wholesale Sales and Marketing Agreement and that TDN transfer to the Company the rights and interests in the intellectual property, including software, trademarks, trade names, and trade secrets, required to operate The Children’s Internet service. In turn, the Company entered into a royalty agreement with TDN which will provide that the Company will pay TDN a one time royalty fee of one dollar for each new subscriber to the Children’s Internet service, for a period of two years from the date of the closing of the DSPA.

Office Space

The Company’s previous office space in Pleasanton, California had been leased by Shadrack for the past three years. The original lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. Shadrack and the landlord could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007. Upon vacating the Pleasanton office, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space is leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one-year lease through July 14, 2008, with an option to renew for one additional year. On October 19, 2007, the Company entered into a Services Agreement with TDN whereby monthly rental payments of $1,762 are payable to TDN by the Company. Prior to the Services Agreement, the Company reimbursed Mr. Hamedani for the monthly lease payment of $1,762. Although the Services Agreement expired on January 31, 2008, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will guarantee the payment of unpaid invoices for the monthly service fees associated with the Services Agreement, up to a maximum of $25,000.

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

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The basis of the allegations is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. Installations (“D.W.C.”) with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares, which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Litigation of this matter is currently stayed pending outcome of the SEC Complaint discussed below. The case was scheduled for a status conference on April 7, 2008 before the Superior Court in Irvine, California, which has been postponed until August 18, 2008.

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

The Company is currently seeking resolution of the SEC Complaint by virtue of settlement.  The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The proposed agreement is subject to the approval of the SEC Commission in Washington D.C. and contingent upon the closing of the purchase transaction between the Company and TCI Holding pursuant to the DSPA. The proposed settlement agreement includes a requirement that the Company and its principals consent, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions. Under the proposed settlement, the Company will be ordered to pay to the SEC disgorgement of $2,722,344, plus pre-judgment interest thereon in the amount of $342,097, and jointly and severally with Sholeh Hamedani and Nasser Hamedani, the amount of $752,700, plus pre-judgment interest thereon in the amount of $94,586. However, the SEC will deem such obligations satisfied upon payment of $2,700,000 from the proceeds escrowed from the sale of the Company’s common stock under the DSPA, and will waive the remaining $1,211,727 that the Company, Sholeh Hamedani and Nasser Hamedani would be liable to the SEC. Under the settlement, Sholeh Hamedani will also resign from the Board of Directors. Ms. Hamedani already resigned as the Company’s CEO and CFO and Richard J. Lewis, III, was appointed as the Company’s acting CEO and CFO in conjunction with the DSPA, effective October 19, 2007. The proposed settlement agreement is subject to the SEC Commission’s approval. The SEC San Francisco staff has received stand-by authority to accept the settlement offer of the Company if the deal with TCI Holding closes in the near future and $2.7 million is made available to transfer to the court’s registry. The Company has agreed to a bifurcation of the proceedings now pending in Federal Court. Under this agreement, the injunctive relief sought by the Commission will be granted by judgment against the Company, with a remedies hearing to be held on June 12, 2008 (previously scheduled for April 29, 2008), to resolve the amount of disgorgement, penalties and other monetary issues. The Commission is prepared to accept the terms of the settlement proposal with the Company, including the settlement figure of $2.7 million, should the acquisition by TCI Holding close prior to that date and the funds made available.

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

In May 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. Mr. Arnold informed the Company that he believed his resignation resulted from the Company’s breach of his Executive Employment Agreement. The Company and Mr. Arnold have had discussions in an effort to resolve the dispute between them but, to date, have not reached agreement. The Company believes that Mr. Arnold violated the terms of the Executive Employment Agreement when he voluntarily left his position as President in September of 2006. The Company believes it is only obligated to pay Mr. Arnold for back pay and bonus, plus interest, for the period prior to September 2006. The total compensation that the Company believes it owes Mr. Arnold as of March 31, 2008 is $89,274. This amount is reflected in the Company’s financial statements.

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

The Company entered into two equipment leases with Dell Financial Services L.P. of Round Rock, Texas. The cash value of the equipment leased, including sales tax, is $11,775. The Company entered into these leases in November 2006, however, lease payments commenced in January 2007. The total value of the 48 monthly lease payments is $17,424. At the end of the four-year period in December 2010, each lease has a purchase option at $1. These leases are considered to be operating leases as the period over which payments are to be made exceeds the period over which the assets would be depreciated, if purchased.

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month-to-month basis. The new agreement added a managed firewall service. The basic annual cost under this agreement was $35,988. The co-location agreement with Evocative was cancelled as of January 31, 2008.

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. This agreement replaced an existing agreement entered into on April 5, 2005. The term of the new agreement cotinued until the expiration of 30 days after either party gave the other party written notice of its intent to terminate. Under the agreement, inbound live phone services were billed at $0.738 per minute for the first million minutes annually, $0.72 for the second millione minutes and $0.702 per minute thereafter. The minimum purchase commitment was $2,500 per month, which was waived for the first three months of service and during up to four months per year when no television infomercials were being aired. The Company’s need for the services of Convergys Customer Management Group was no longer warranted and therefore the Company cancelled its contract with this provider as of October 1, 2007.

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

An escrow agreement was signed and became effective on July 3, 2007, under which TCI Holding agreed to place $500,000 of the purchase price into an escrow account, with the first $300,000 deposited on July 6, 2007, and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the final Definitive Stock Purchase Agreement (“DSPA”). The Company agreed to place 7,500,000 of its currently authorized but unissued shares of common stock into the escrow account, with the first 4,500,000 deposited on July 3, 2007 and the balance to be deposited after completion of due diligence and upon TCI Holding notifying the Company that TCI Holding elects to proceed with the DSPA. The escrowed cash and shares will be the sole remedy of the parties if an event of default under the ISPA, or the DSPA, occurs. The certificate for the 4,500,000 shares deposited on July 3, 2007 was issued by the Company’s transfer agent on June 29, 2007. Therefore, the Company’s total issued and outstanding shares increased by 4,500,000 as of that date. However, such shares have been deemed not to carry voting rights under Nevada law because they are held in escrow for the benefit of the Company until released. On August 9, 2007, the Company and TCI Holding amended the ISPA. Under the amendment, $300,000 which was placed in escrow by TCI Holding pursuant to the ISPA was released from escrow, $150,000 to TCI to be used to pay down certain specified current payables and $150,000 released back to TCI Holding. The Amendment also made certain changes to the events of default and SEC settlement provisions of the ISPA as reported in a Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.

On October 19, 2007, the Company and TCI Holding entered into the Definitive Stock Purchase Agreement. The DSPA supersedes the ISPA and constitutes the DSPA that was contemplated by the ISPA. Under the terms of the DSPA, TCI Holding will purchase 120 million newly issued shares of the Company’s common stock for $7.5 million from the Company and 8,040,988 shares of the Company’s common stock from Shadrack for $500,000. Of the $8 million total purchase price, the $500,000 payable to Shadrack plus up to an additional $2.2 million is expected to be paid directly to the SEC as part of a proposed settlement of SEC Complaint and none of the amount payable will be paid to Shadrack. The proposed settlement with the SEC is subject to approval by the SEC in Washington, D.C.

Additionally, as a condition of the DSPA, the Company shall be fully and completely released from all obligations that are owed to Sholeh Hamedani, Nasser Hamedani, Shadrack, TDN or any of their affiliates.

The Company has also agreed, as a condition of the DSPA, to cause TDN to transfer to the Company, as part of the closing of the DSPA, “The Children’s Internet®” and the software and trademarks, registrations and software applications related to the operation and marketing of The Children’s Internet. After the closing of the DSPA, the Company has agreed to pay to TDN or its designee a one-time royalty fee of $1 for each subscriber of The Children’s Internet secure on-line service during the two-year period commencing on the closing of the DSPA, which is to be paid 30 days after receipt by the Company of its first monthly user fee from each subscriber. The terms of the assignment of the technology from TDN to the Company and the payment of the royalty fee to TDN by the Company is set forth in the Assignment and Royalty Agreement, dated as of October 19, 2007 (the “Assignment and Royalty Agreement”), by and between TCI and TDN. The Assignment and Royalty Agreement was attached as Exhibit A to the DSPA and the Company’s Form 8-K filed on October 25, 2007 and is available at the SEC’s web site, www.sec.gov . TDN’s options of 18,000,000 shares of common stock shall be canceled pursuant to the terms of the DSPA upon the closing of the DSPA.

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

No other new shares were issued by the Company during the period from January 1, 2007 through the date of this report.

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

From December 30, 2005 through August 31, 2006, options to purchase 611,112 shares at $0.55 per share, granted to William L. Arnold, became vested under his executive employment agreement based on his service as President of the Company. The options to purchase 111,112 shares which vested during the nine months ended September 30, 2006 were valued at $52,223 using the Black-Scholes option pricing model based on the grant-date fair value in accordance with SFAS No. 123R.

As explained in Note 4, on June 9, 2006, 15,600 restricted shares were awarded to two principals of Brazer Communications under a six-month contract to perform public relations consulting services for the Company. The fair market value of these shares was $7,800.

On April 30, 2007, subject to the terms of the 2007 Equity Incentive Plan, the Company granted qualified stock options to two employees, Tim Turner, pursuant to the terms of Mr. Turner’s Executive Employee Agreement, and John Heinke, the Company’s Controller. Mr. Turner was granted options to purchase 2,687,374 shares of the Company’s common stock at the purchase price of $0.081 per share. Of the total options, 300,000 shares vested immediately and the balance of 2,387,374 shares were to vest at the rate of one thirty-sixth per month of employment. Mr. Turner resigned effective on December 15, 2007 and a total of 796,300 shares subject to his option had vested. Mr. Heinke was granted options to purchase 300,000 shares of the Company’s common stock at the purchase price of $0.081 per share. Mr. Heinke’s options vest at the rate of one thirty-sixth per month of employment. The purchase price of $0.081 per share for Mr. Turner and Mr. Heinke’s options was the fair market value of the shares at the date of the grant.

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

The value of the options granted on April 30, 2007 and discussed in the preceding two paragraphs, was based on a fair market value of $0.08 per share at the grant date, which was computed using the Black-Scholes option pricing model. The total value of option shares vested during the three months ended March 31, 2008 was $2,000, which was recorded as an expense of the period.

NOTE 7 - SUBSEQUENT EVENTS

On May 9, 2008, the Board of Directors of the Company voted unanimously to terminate the Definitive Stock Purchase Agreement (the “DSPA”) that was entered into on October 19, 2007 between the Company, Shadrack Films, Inc. (currently the Company’s majority shareholder), The Children’s Internet Holding Company, LLC, Richard J. Lewis III, and Sholeh Hamedani. On March 18, 2008, The Children’s Internet, Inc. (“TCI”) entered into Amendment No. 4 (the “Amendment”) to the DSPA. Under the Amendment, the date upon which the parties are permitted to terminate the DSPA if the closing of the DSPA has not occurred was extended from March 15, 2008 to March 31, 2008.

Despite the fact that the DSPA had been amended four times extending the closing date from December 31, 2007 to March 31, 2008, TCI Holding Company failed to perform its obligations under the agreement and close the DSPA on or before March 31, 2008. Subsequent to its expiration on March 31, 2008, the parties to the agreement continued to negotiate new terms for the DSPA. However, the parties were unable to reach an agreement and, therefore, in the opinion of the Company’s Board of Directors, it was in the best interest of the Company and its shareholders to terminate the DSPA on May 9, 2008. The parties have continued to negotiate regarding the possibility of structuring a new agreement for TCI Holding to acquire the Company.

Also, on May 9, 2008, the Board of Directors unanimously voted to remove Richard J. Lewis III as the Company’s Chief Executive Officer and Chief Financial Officer, and subsequently replaced Mr. Lewis with Tyler Wheeler as acting Chief Executive Officer and Chief Financial Officer.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through March 31, 2008 and for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the period from September 25, 1996 (inception) through March 31, 2008
Statement of Operations Data:
Net revenues	$30	$204	$1,671
Operating expenses	$163,816	$177,730	$5,414,022
Operating loss	($163,789)	($177,561)	($5,412,611)
Net loss	($176,425)	($186,368)	($5,492,799)

As of March 31, 2008
Balance Sheet Data:
Total assets	$42,676
Total liabilities	$3,137,441
Total stockholders' deficit	($3,094,765)

Our total operating expenses decreased by $13,914 (7.8%) for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The major changes were decreases of $45,000 in officer compensation and $19,962 in selling expenses, which were primarily offset by an increase of $53,473 in auditing fees. The decrease in officer compensation is due to the resignation on October 19, 2007 of Sholeh Hamedani, former CEO and CFO. The decrease in selling expenses corresponds with the Company’s discontinuance of marketing activities until obtaining additional investment capital. The increase in auditing fees for the three months ended March 31, 2008 is attributable to having had the 2007 annual audit conducted almost entirely during the first quarter of 2008, whereas the 2006 annual audit was conducted during the second quarter of 2007.

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net (‘TDN”)for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement dated March 3, 2003. The new agreement provides for us to be the exclusive marketers of TDN’s proprietary secure Internet service for children at the pre-school to junior high levels called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to TDN from $3.00 to $1.00. In consideration for this decrease of the royalty fee, TDN was granted an option to acquire 18,000,000 shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

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

During 2007, the technology on which the product is based and the functionality of the service was improved. The Company, through TDN, also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service. Additionally, during the first quarter of 2007, where appropriate, the Company contracted with third party companies to outsource administrative support services and effectively put in place the infrastructure to support the marketing initiatives. These outsource providers handle telemarketing and the order taking process and media placement. The Company’s need for the services of Convergsys Customer Management Group are no longer warranted and therefore the Company cancelled its contract with this provider as of October 1, 2007.

The Business Model

The product was being sold for $9.95 per month to the subscriber. The user must already have internet access, either through dial-up, DSL or cable broadband. We utilize both retail and wholesale channels of distribution.

The Company will focus on establishing long-term, value-driven relationships with:

•	Parents and Kids
•	The School Market: School Administrators and Teachers
•	Major ISP’s such as Comcast, Yahoo, AOL, etc.
•	Non-profit organizations such as religious groups, Boy Scouts and Girl Scouts, etc.
•	ISP customers with an interest in protecting their families

The product is launched and generated minimal revenues through our grass roots marketing efforts as well as some online marketing initiatives. At the end of the first quarter of 2007, we aired our updated Infomercial on various television stations from New York to California for an initial three week media test which was the first part of an overall three month media campaign. The Company intended to continue to run the media test to identify the markets that met or exceeded our response criteria in order to build the permanent television schedule to ”roll-out” the Infomercial on a national basis. However, due to unforeseen expenses we have not had the anticipated budget in place to continue to run the media test after the first quarter of 2007.

Beginning with the third quarter of 2007, the Company focused the majority of the Company’s resources on negotiating and finalizing the Definitive Stock Purchase Agreement and negotiating a proposed settlement with the SEC of the outstanding claims filed by the SEC against the Company.

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

•
Strategic Partnerships. Strategic partnerships will be an important component of our overall marketing strategy. Strategic partners can provide “legitimacy” for the brand. These partners can also expose the Company’s product to a large base of potential new customers. Joint public relations and marketing efforts can be a very cost effective mechanism. ISP’s, web portals, telecommunications companies, child-oriented companies and public interest groups will be target strategic partners.

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

LIQUIDITY AND RESOURCES

As of March 31, 2008, we had net loss from inception of approximately $5,493,000, Approximately $1,753,000 of the Company’s cumulative net losses are non-cash compensation charges. The cumulative net losses consist of approximately $603,000 which represents the estimated fair market value for the cost of wages, if paid, for services rendered by the Company’s former Chief Executive Officer, Controller and James Lambert, an outside financial consultant (we have recorded these amounts for the cost of wages and, since they did not charge the Company, as additional paid-in capital), $2,245,000 which represents professional fees such as legal and accounting expenses, $575,000 which represents a debt financing fee, $416,000 which represents officers and directors compensation for which an options to purchase common stock was issued, $593,000 which represents accrued officers compensation, and the balance of $1,061,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $2,000 in revenues. To date, Shadrack, the majority shareholder, has funded all of our expended costs, with the exception of short-term advances totaling approximately $428,000 made by other related parties since January 2007.

Since inception, the Company has been dependent on funding from Shadrack and other related parties for our current operations and for providing office space and utilities that for the three months ended March 31, 2008, averaged $23,200 per month in operating costs, exclusive of professional fees and officer compensation accrued but unpaid. Through March 31, 2008, the amount funded by Shadrack totaled approximately $1,486,000. On March 31, 2008, the balance due to Shadrack was approximately $1,029,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 shares of restricted common stock at a conversion price of $0.035 per share. Shadrack has advised the Company that it will no longer continue to fund our operations and. the Company has received advances from the pending purchaser of the Company, TCI Holdings, to fund operations during this quarter. TCI Holdings is under no obligation to continue to advance funds to the Company. Therefore, if TCI Holdings does not advance additional funds to the Company if the purchase transaction is not consummated, the Company will have to obtain debt or equity financing from third parties in order to sustain operations.

Where practicable, we plan to contract with third party companies to outsource administrative support services that effectively support the growth of the business. These outsource providers handle technical support, telemarketing and the order taking process and media placement. We believe this strategy will minimize the number of employees required to manage our intended growth in the future.

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month-to-month basis. The new agreement added a managed firewall service. The basic annual cost under this agreement was $35,988.

As a part of streamlining business operations, in January 2008 the Company closed down its co-location facility and Internet hosting services for the Children’s Internet® provided by Evocative Data Center. Since the product was taken offline, sales efforts have been suspended until additional funds are invested. Additionally, the Company has terminated the Children’s Internet® support and content staff during this time. Prior to taking the Children’s Internet® service offline, the product was not being aggressively marketed due to the Company’s lack of resources to promote the product.

On February 12, 2007, the Company entered into an agreement with Convergys Customer Management Group Inc. of Cincinnati, Ohio to provide subscriber management services, including inbound telephone coverage 24/7, capturing caller information, providing toll-free numbers and daily reporting of orders and leads. Under the agreement, inbound live phone services were billed at $0.738 per minute for the first million minutes annually, $0.72 for the second million minutes and $0.702 per minute thereafter. The minimum purchase commitment was $2,500 per month, which was waived for the first three months of service and during up to four months per year when no television infomercials are being aired. The Company no longer needed the services of Convergys Customer Management Group and therefore the Company cancelled its contract with this provider as of October 1, 2007.

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

The Company’s office space in Pleasanton, California had been leased by our majority shareholder, Shadrack Films, Inc., which expired on April 30, 2007. From May 1 through July 15, 2007, we rented our office space on a month-to-month basis. The Company and the landlord could not reach an agreement on terms for a new lease and we vacated the premises on July 13, 2007, and moved into office space in San Ramon, California. This office space is leased by Nasser Hamedani, a related party, who we reimburse for the monthly lease payment of $1,762.

Going Concern Uncertainty

Through the date of this report, we have relied primarily on loans from Shadrack to fund all of our expenses. Shadrack has advised the Company that it is no longer able to provide funds to the Company. The Company entered into a Definitive Stock Purchase Agreement with TCI Holdings that, if executed would provide the Company with an infusion of approximately $5.3 million to pay Company debts and fund future operations. As discussed in Note 4 of the Company’s Financial Statements, there can be no assurance that this transaction will be consummated. If the transaction is not consummated, the Company will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. There is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year 2007, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

The Company is currently seeking resolution of the SEC complaint by virtue of settlement. The Company has reached a proposed settlement agreement with the SEC San Francisco staff. The proposed agreement is subject to the approval of the SEC Commission in Washington, D.C. and contingent upon to the execution of the purchase transaction between the Company and TCI Holdings. The proposed settlement agreement includes a requirement that the Company and its principals consent, without admitting or denying the allegations, to a judgment alleging negligent, reckless, and intentional violations of the federal securities laws, and other sanctions. The Company will be ordered to pay to the SEC disgorgement of $2,722,344, plus pre-judgment interest thereon in the amount of $342,097, and (2) jointly and $342,097 and (2) jointly and severally with Sholeh Hamedani and Nasser Hamedani, in the amount of $752,700, plus pre-judgment interest thereon in the amount of $94,586, but deems such obligation satisfied upon payment of $2,700,000 from proceeds escrowed from the sale of the Company, and waiving the remaining amount of $1,211,727. Sholeh Hamedani will also resign from the Board of Directors. In conjunction with the Definitive Stock Purchase Agreement, effective October 22, 2007, Ms. Hamedani resigned as the Company’s CEO and CFO and Richard J. Lewis, III, was appointed as Interim CEO and CFO. The proposed settlement agreement is subject to the SEC Commission’s approval. There is no assurance that the Commission will approve the proposed settlement. If the proposed settlement agreement is not approved by the Commission or the purchase transaction is not consummated the prospect of litigation could ensue which could seriously compromise the Company's ability to continue as a going concern.

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
Subsequent to the filing of our Form 10-KSB on May 18, 2007, Mr. Arnold advised us that he disagreed with our position that his unpaid leave of absence was voluntary. Mr. Arnold informed us that he believed his leave of absence resulted from the Company’s breach of his Executive Employment Agreement. We have had discussions with Mr. Arnold in an effort to resolve the differences between the parties but, to date, have not reached agreement. On August 8, 2007, Mr. Arnold advised us that he intended to take legal action against the Company to enforce the terms of his Employment Agreement. Mr. Arnold claims $520,000 in damages from the Company. We believe that Mr. Arnold violated the terms of his Employment Agreement when he voluntarily left his position as President in September of 2006. We believe that we are only obligated to pay Mr. Arnold for back pay and bonus plus interest, for the period prior to September 2006. The total compensation that we believe is owed to Mr. Arnold as of March 31, 2008 is $89,274, which amount is reflected in our financial statements.

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

ITEM 5. OTHER INFORMATION

On March 29, 2007, the Company entered into an agreement with the firm of Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) of Sacramento, California to replace Marc Lumer & Co. as the Company’s independent accountant. On May 14, 2006, the agreement was replaced with an agreement for Hunter, Flemmer, Renfro & Whitaker, LLP to audit the financial statements for the year ended December 31, 2006 and to re-audit the year ended December 31, 2005.

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

On February 12, 2008, the Company filed a Current Report on Form 8-K extending the closing date for the Definitive Stock Purchase Agreement (DSPA) with TCI Holding Company, LLC from January 31 to February 29, 2008.

On March 6, 2008, the Company filed a Current Report on Form 8-K extending the closing date for the DSPA from February 29 to March 15, 2008.

On March 21, 2008, the Company filed a Current Report on Form 8-K extending the closing date for the DSPA from March 15 to March 31, 2008.

On May 15, 2008, the Company filed a Current Report on Form 8-K to report the termination of the DSPA, the removal of Richard J. Lewis III as Chief Executive Officer and Chief Financial Officer, and the appointment of Tyler Wheeler as Acting Chief Executive Officer and Chief Financial Officer. It is not yet clear what impact the termination of the DSPA will have on the Company.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 20, 2008	The Children’s Internet, Inc.

	By:	/s/ Tyler Wheeler
By: Tyler Wheeler
Its: Acting Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)