Form 10-Q
period 2008-06-30
CHILDRENS INTERNET INC
filed 2008-08-19
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(925) 743-9420
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:
As of July 31, 2008, there were 31,373,738 shares of common stock issued and outstanding.

THE CHILDREN’S INTERNET, INC

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$-	$104
Deposit held in escrow, offsets $37,378 account
payable to Oswald & Yap (Note 4)	37,378	37,378
Total Current Assets	37,378	37,482
Equipment:
Equipment at cost	13,034	13,034
Accumulated depreciation	(11,594)	(9,421)
Equipment, net	1,440	3,613
Other Assets:
Deposit - State Board of Equalization	2,000	2,000
Utility deposit	118	118
Deferred tax asset, net of valuation allowance of
$1,502,544 (2008) and $1,398,462 (2007)	-	-
TOTAL ASSETS	$40,936	$43,213

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Cash overdraft	$22,855	$-
Accounts payable and accrued expenses	972,040	791,622
Accrued salaries	749,319	729,319
Notes payable to TCI Holding Company, LLC	320,698	264,504
Loans payable to related parties	115,770	101,518
Accrued payroll taxes	44,472	42,942
Taxes payable	8,440	4,817
Total Current Liabilities	2,233,594	1,934,722
Long-Term Liabilities:
Due to related party	1,029,806	1,028,831
TOTAL LIABILITIES	3,263,400	2,963,553

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; 31,373,738 shares issued and outstanding	31,374	31,374
Additional paid-in capital	2,368,660	2,364,660
Deficit accumulated during the development stage	(5,622,498)	(5,316,374)
TOTAL STOCKHOLDERS' DEFICIT	(3,222,464)	(2,920,340)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,936	$43,213

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		From Inception
	2008	2007	2008	2007	to Date

NET REVENUES	$-	$238	$30	$442	$1,671
COSTS OF REVENUES	-	28	3	63	260
Gross margin	-	210	27	379	1,411
OPERATING EXPENSES
Sales and marketing	-	15,737	-	35,700	70,225
General and administrative	113,741	253,820	276,471	365,524	3,863,518
Officers' compensation	-	118,986	-	163,986	1,583,513
Depreciation expense	1,087	1,133	2,173	2,196	11,594
Total operating expenses	114,828	389,676	278,644	567,406	5,528,850
Loss from operations	(114,828)	(389,466)	(278,617)	(567,027)	(5,527,439)
Interest expense	14,071	8,081	26,707	16,888	89,459
Loss before income taxes	(128,899)	(397,547)	(305,324)	(583,915)	(5,616,898)
Provision for income taxes	800	800	800	800	5,600
NET LOSS	$(129,699)	$(398,347)	$(306,124)	$(584,715)	$(5,622,498)

Net loss per common share
- basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.48)

Shares used in computing
basic and diluted net loss
per share	26,873,738	26,873,738	26,873,738	26,873,738	11,607,843

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		For the period from
	Ended June 30,		Inception through
	2008	2007	June 30, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(306,124)	$(584,715)	$(5,622,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	2,173	2,196	11,594
Amortization of prepaid marketing expenses	-	630	1,260
Stock compensation to directors	-	30,000	345,000
Stock compensation to officers and employees	4,000	35,944	125,261
Shares issued for services	-	-	709,756
Services performed as capital contribution	-	7,500	602,500
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	-	(2,000)
Utility deposit	-	-	(118)
Increase in current assets -
Deposit held in escrow	-	-	(37,378)
Prepaid marketing expenses	-	-	(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	185,571	187,834	1,024,952
Accrued officers' compensation	20,000	128,375	749,319
Notes payable to TCI Holding Company, LLC	56,194	184,243	320,698
Loans payable to related parties	14,252	-	115,770
Net cash used in operating activities	(23,934)	(7,993)	(1,652,144)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	-	(838)	(13,034)
Net cash used in investing activities	-	(838)	(13,034)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	975	8,411	1,486,718
Majority shareholder advances converted to stock	-	-	(456,912)
Net cash provided by financing activities	975	8,411	1,642,323

Net change in cash and cash equivalents	(22,959)	(420)	(22,855)

Cash and cash equivalents - Beginning of period	104	1,106	-

Cash and cash equivalents - End of period	$(22,855)	$686	$(22,855)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$131	$46	$3,433
Cash paid for taxes	$800	$800	$5,600

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of June 30, 2008 and 2007, the total amount loaned to the Company by Shadrack was $1,486,718 and $1,479,669, respectively (including $456,912 converted to 13,054,628 shares of the Company’s common stock in 2005).

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

On June 29, 2007, 4,500,000 shares (the “Escrowed Shares”) were issued in the name of The Children’s Internet Holding Company, LLC, a Delaware limited liability company (“TCI Holding” or “TCI Holding Company, LLC”), and deposited in escrow on July 3, 2007 in accordance with the Interim Stock Purchase Agreement (“ISPA”) signed on June 15, 2007 between the Company and TCI Holding, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738 at June 30, 2008 for the purposes of financial reporting. The 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released, and currently are subject to cancellation due to the expiration of the Definitive Stock Purchase Agreement as mentioned in the following paragraph.

On October 19, 2007, TCI Holding Company, LLC entered into a Definitive Stock Purchase Agreement (the “DSPA”) with the Company to purchase a controlling interest in the Company. The DSPA expired on March 31, 2008 and was subsequently terminated by action of the Board of Directors on May 9, 2008, as explained in Note 4.

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

These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and negative cash flow from operations for the six-month periods ended June 30, 2008 and 2007, and accumulated net losses and negative cash flow from operations of $5,622,498 and $1,652,144, respectively, from inception through June 30, 2008.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. A pending suit against the Company by the Securities and Exchange Commission (the “SEC”), which is further described in Note 4, raises substantial doubt concerning the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and to repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to provide for the Company’s capital needs during the year ended December 31, 2008 through equity financing, including the possible sale of a majority interest in the Company, with the net proceeds to be used to fund continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's former Chief Executive Officer and Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, would be accrued when earned. The decision was to be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the period from January 1, 2005 through her date of resignation, October 19, 2007, $504,193 has been accrued and charged to Officers’ Compensation. For the period ended June 30, 2007, $90,000 was accrued and charged to Officers’ Compensation. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital.

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

On December 6, 2007, the Company entered into a Services Agreement with TDN, which was made effective as of October 19, 2007. Under the Services Agreement, TDN provided TCI with office space, computer and office equipment, and certain supplies and services until the earlier of January 31, 2007 or the closing of the Definitive Stock Purchase Agreement, explained in Note 4, for which TCI was obligated to pay TDN a monthly charge of $9,961 pro rated based on the actual number of days for any partial months. The monthly payments were guaranteed by TCI Holding Company. Although the Services Agreement expired on January 31, 2008, because the DSPA did not close on January 31, 2008, TDN continued to provide the Company with its San Ramon office space, computers and office equipment, and certain supplies and services. As the Guarantors of the TDN Services Agreement TCI Holding Company signed an agreement with TDN on February 5, 2008 providing that it would guarantee payment of up to $25,000, of unpaid invoices for the monthly service fees. It was in TCI Holding Company’s best interest to ensure a smooth transition and transfer of information so TDN continued to provide uninterrupted services, facilities and equipment which were essential to TCI’s operations as well as to closing the DSPA. Neither TCI Holding nor the Company has paid TDN the outstanding fees.

Advances

Substantially all of the Company’s funding has been provided by Shadrack, which holds approximately 52.2% of the voting power of the Company’s outstanding common stock as of the date of this report. Additional short-term funding consists of advances totaling $84,702 made since January 1, 2007 by Nasser Hamedani, a related party as explained below, short-term advances totaling $19,469 made by Larry Wheeler, father of Tyler Wheeler, the Company’s CEO and CFO and a member of Company’s board of directors, short-term advances totaling $11,600 made by John Heinke, the Company’s Controller, and advances totaling $320,698 made by TCI Holding as an advance against the purchase price of the Company’s common stock, as described in Note 4. The total amount advanced by Shadrack through June 30, 2008 and 2007 was $1,486,718 and $1,479,669, respectively (including the amount converted to the Company’s common stock, as described in the following paragraph).

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

Shadrack Films, Inc. is an entity owned and controlled by the Company's former Chief Executive Officer, Chief Financial Officer and current Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack also owned 2,333,510 shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1)(1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services, on behalf of the Company, valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of the debt, Shadrack owns an aggregate of 14,040,988 shares of the Company's common stock or 52.2% (excluding the 4,500,000 shares held in escrow and without giving effect to any presently exercisable options) as of June 30, 2008.

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

On February 15, 2005, the Company's Board of Directors authorized and approved an amendment to the Wholesale Sales and Marketing Agreement. The amendment reduces the license fee for The Children's Internet® technology payable to TDN from $3.00 to $1.00 per subscriber per month. In consideration for the reduction of the fee, the Company granted TDN or its designees, an option to purchase the Company's currently restricted common stock as described below in the section called “Stock Options Granted”.

Office Space

The Company’s previous office space in Pleasanton, California was leased by Shadrack for three years. The original lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. Shadrack and the landlord could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007. Upon vacating the Pleasanton office, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space was leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one-year lease through July 14, 2008, and is currently rented on a month-to-month basis. On October 19, 2007, the Company entered into a Services Agreement with TDN whereby monthly rental payments of $1,762 are payable to TDN by the Company. Prior to the Services Agreement, the Company reimbursed Mr. Hamedani for the monthly lease payment of $1,762. Although the Services Agreement expired on January 31, 2008, because the DSPA has not closed, TDN continues to provide the Company with its San Ramon office space. TCI Holding signed an agreement with TDN on February 5, 2008 providing that it will guarantee the payment of unpaid invoices for the monthly service fees associated with the Services Agreement, up to a maximum of $25,000.

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

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The basis of the allegations is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. Installations (“D.W.C.”) with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares, which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs, extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Litigation of this matter is currently stayed pending outcome of the SEC Complaint discussed below. The case was scheduled for a status conference on April 7, 2008 before the Superior Court in Irvine, California, which has been continued to December 15, 2008.

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

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The Company seeks damages resulting from defendants’ actions, including recovering costs expended for a subsequent audit and the resultant loss in stock price following the Company’s inability to file necessary reports with the NASD. The matter was subsequently transferred to Los Angeles Superior Court. Mediation on this matter took place on February 29, 2008 in Los Angeles, California but was unsuccessful. A court hearing is pending.

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

A proposed settlement agreement was approved by the SEC Commission and the SEC San Francisco staff had received stand-by authority to accept the settlement offer of the Company if the deal with TCI Holding closed and $2.7 million was made available to transfer to the court’s registry. In order to provide more time to TCI Holding to raise the funds necessary to close the DSPA and settle with the SEC the Company agreed to a bifurcation of the proceedings. Under the agreement, the injunctive relief sought by the Commission will be granted by judgment against the Company, with a remedies hearing which was held in Federal Court on August 14, 2008 (previously scheduled for April 29, 2008 and then June 12, 2008), to resolve the amount of disgorgement, penalties and other monetary issues. The court invited the parties to submit proposals for continuing management and or disposition of corporate assets to be submitted by August 22, 2008. The court has not issued a final order as of the date of this disclosure.

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

On January 9, 2007, the Company signed a 12-month co-location agreement with Evocative, Inc. to house the Company’s search engine, servers and related equipment at Evocative’s data center in Emeryville, California. This agreement replaced a similar 13-month agreement which began in October 2003 and was continued on a month-to-month basis. The new agreement added a managed firewall service. The basic annual cost under this agreement was $35,988. The co-location agreement with Evocative was cancelled as of January 31, 2008 by Richard Lewis, who was the acting CEO at the time.

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

 On June 29, 2007, 4,500,000 shares (the “Escrowed Shares”) were issued in the name of The Children’s Internet Holding Company, LLC, a Delaware limited liability company (“TCI Holding” or “TCI Holding Company, LLC”), and deposited in escrow on July 3, 2007 in accordance with the Interim Stock Purchase Agreement (“ISPA”) signed on June 15, 2007 between the Company and TCI Holding, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738 at June 30, 2008 for the purposes of financial reporting. The 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released, and currently are subject to cancellation due to the expiration of the Definitive Stock Purchase Agreement as mentioned in the following paragraph.

On October 19, 2007, the Company and TCI Holding entered into the Definitive Stock Purchase Agreement. The DSPA supersedes the ISPA and constitutes the DSPA that was contemplated by the ISPA. Under the terms of the DSPA, on October 19, 2007 Sholeh Hamedani resigned as Chief Executive Officer and Chief Financial Officer of the Company, but remained Chairman of the Board of Directors. The Board of Directors appointed Richard J. Lewis, III to be the Company’s Acting CEO and CFO.

On March 18, 2008, The Children’s Internet, Inc. (“TCI”) entered into Amendment No. 4 (the “Amendment”) to the DSPA. Under the Amendment, the date upon which the parties are permitted to terminate the DSPA if the closing of the DSPA has not occurred was extended from March 15, 2008 to March 31, 2008.

Despite the fact that the DSPA had been amended four times extending the closing date from December 31, 2007 to March 31, 2008, TCI Holding Company failed to perform its obligations under the agreement and close the DSPA on or before March 31, 2008. Subsequent to the DSPA’s expiration on March 31, 2008, the parties to the agreement continued to negotiate new terms for the DSPA to provide TCI Holding with more time in order to close the deal based on TCI Holding’s written updates to Board of Directors on their progress with funding sources.

However, TCI Holding was unable to secure the necessary funding in order to close the deal under the terms of the DSPA and the parties were unable to reach a new agreement and, therefore, in the opinion of the Company’s Board of Directors, it was in the best interest of the Company and its shareholders to terminate the DSPA.

On May 9, 2008, the Board of Directors of the Company voted unanimously to terminate the Definitive Stock Purchase Agreement (the “DSPA”) that was entered into on October 19, 2007 between the Company, Shadrack Films, Inc. (currently the Company’s majority shareholder), The Children’s Internet Holding Company, LLC, Richard J. Lewis III, and Sholeh Hamedani.

Also, on May 9, 2008, the Board of Directors unanimously voted to remove Richard J. Lewis III as the Company’s Chief Executive Officer and Chief Financial Officer, and subsequently replaced Mr. Lewis with Mr. Tyler Wheeler as acting Chief Executive Officer and Chief Financial Officer.

NOTE 5 - COMMON STOCK

On February 15, 2005, the Company’s Board of Directors authorized a 2 for 1 forward split of the Company's issued and outstanding common stock to shareholders of record on March 7, 2005, in the form of a 100% stock dividend. The effective date of the forward split on the NASDAQ OTC: BB was March 11, 2005.

On June 29, 2007, 4,500,000 common shares were issued and deposited in escrow on July 3, 2007 in accordance with the Interim Stock Purchase Agreement between the Company and TCI Holding Company, LLC, which was terminated by action of the Board of Directors on May 9, 2008, as explained in Note 4. However, the 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released, and currently are subject to cancellation due to the expiration of the DSPA.

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

NOTE 7 - SUBSEQUENT EVENTS

On May 30, 2008, an agreement entitled “Definitive Agreement in Principle to Merge” was executed between the Company and TCI Holding Company, LLC, under which 100% of TCI Holding’s equity interests would be merged into the Company in exchange for 30 million shares of the Company’s common stock. Two required cash payments totaling $15,000 due within 15 days of the execution of the agreement were not paid by TCI Holding, and other conditions were not met, which resulted in the retraction of the proposed merger agreement, which was reported in a press release on July 17, 2008.

On August 14, 2008, a remedies hearing for the SEC litigation explained in Note 4, was held at the U.S. District Court in Oakland, California. Several matters were taken under submission by the presiding Judge and a decision is expected within approximately two weeks.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through June 30, 2008 and for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period from September 25, 1996 (inception) through June 30, 2008
Statement of Operations Data:
Net revenues	$30	$442	$1,671
Operating expenses	$278,644	$567,406	$5,528,850
Operating loss	($278,617)	($567,027)	($5,527,429)
Net loss	($306,124)	($584,715)	($5,622,498)

As of June 30, 2008
Balance Sheet Data:
Total assets	$40,936
Total liabilities	$3,263,400
Total stockholders' deficit	($3,222,464)

Our total operating expenses decreased by $288,762 (7.8%) for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The major changes were decreases of $163,986 in officer compensation, $35,700 in selling expenses, $30,359 in auditing fees, and $30,000 in stock options granted directors which occurred only in 2007. The decrease in officer compensation is due to the resignation on October 19, 2007 of Sholeh Hamedani, former CEO and CFO, and the resignation on December 15, 2007 of Tim Turner, former Director of Finance & Operations. The decrease in selling expenses corresponds with the Company’s discontinuance of marketing activities until obtaining additional investment capital. The decrease in auditing fees for the six months ended June 30, 2008 is attributable to having conducted an audit of 2006 and a re-audit of 2005 during the six months ended June 30, 2006.

Plan of Operation

This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described elsewhere in this report.

On September 10, 2002, we entered into a License Agreement with Two Dog Net (‘TDN”) for an exclusive worldwide license to market and sell The Children’s Internet® service. We subsequently replaced the royalty and license agreement with a new Wholesale Sales & Marketing Agreement dated March 3, 2003. The new agreement provides for us to be the exclusive marketers of TDN’s proprietary secure Internet service for children at the pre-school to junior high levels called The Children’s Internet®. We further amended this agreement in February 2005 to decrease the per user fee to TDN from $3.00 to $1.00. In consideration for this decrease of the royalty fee, TDN was granted an option to acquire 18,000,000 shares of the Company’s restricted common stock at an exercise price of $.07 per share for five years from the date of grant. The shares underlying the option have “piggy back” registration rights for a period of one year following any exercise of the option.

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

LIQUIDITY AND RESOURCES

As of June 30, 2008, we had net loss from inception of approximately $5,622,000. Approximately $1,772,000 of the Company’s cumulative net losses are non-cash compensation charges. The cumulative net losses consist of approximately $603,000 which represents the estimated fair market value for the cost of wages, if paid, for services rendered by the Company’s former Chief Executive Officer, Controller and James Lambert, an outside financial consultant (we have recorded these amounts for the cost of wages and, since they did not charge the Company, as additional paid-in capital), $2,307,000 which represents professional fees such as legal and accounting expenses, $575,000 which represents a debt financing fee, $418,000 which represents officers, employees and directors compensation for which options to purchase common stock were issued, $593,000 which represents accrued officers compensation, and the balance of $1,126,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $2,000 in revenues. To date, Shadrack, the majority shareholder, has funded all of our expended costs, with the exception of short-term advances totaling approximately $436,000 made by other related parties since January 2007.

Since inception, the Company has been dependent on funding from Shadrack and other related parties for our current operations and for providing office space and utilities that for the six months ended June 30, 2008, averaged $23,000 per month in operating costs, exclusive of professional fees and officer compensation accrued but unpaid. Through June 30, 2008, the amount funded by Shadrack totaled approximately $1,487,000. On June 30, 2008, the balance due to Shadrack was approximately $1,030,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 shares of restricted common stock at a conversion price of $0.035 per share. Shadrack has advised the Company that it will no longer continue to fund our operations. The Company received advances from a former pending purchaser of the Company, TCI Holdings, to fund operations during the six months ended June 30, 2008. TCI Holdings is no longer under any obligation to continue to advance funds to the Company, and therefore, the Company will have to obtain debt or equity financing from third parties in order to sustain operations.

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

As a part of streamlining business operations, under the leadership of the previous CEO, Richard Lewis, in January 2008 the Company closed down its co-location facility and Internet hosting services for the Children’s Internet® provided by Evocative Data Center. Since the product was taken offline, sales efforts have been suspended until additional funds are invested to establish another data center and co-location facility to host the servers that run The Children’s Internet service. Additionally, the Company has terminated the Children’s Internet® support and content staff during this time. Prior to taking the Children’s Internet® service offline, the product was not being aggressively marketed due to the Company’s lack of resources to promote the product.

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

Off-Balance Sheet Arrangements

None.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

The Children’s Internet, Inc. v. Stonefield Josephson, Inc.

On August 25, 2006, the Company filed a complaint against its former accountants, Stonefield Josephson, Inc., and its principal Dean Skupen, in the Superior Court of California, County of Alameda, Case No. VG06286054 alleging breach of contract, promissory estoppel, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, and unfair business practices arising out of defendants’ alleged failure to properly perform contractual obligations. The matter was subsequently transferred to Los Angeles Superior Court. All parties have agreed to mediation in this matter currently scheduled for December 3, 2008. Mediation on this matter took place on February 29, 2008 in Los Angeles, California but was unsuccessful. A court hearing is pending.

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

A proposed settlement agreement was approved by the SEC in Washington, D.C. and the SEC San Francisco staff had received stand-by authority to accept the settlement offer of the Company if the deal with TCI Holding closed and $2.7 million was made available to transfer to the court’s registry. In order to provide more time to TCI Holding to raise the funds necessary to close the DSPA and settle with the SEC the Company agreed to a bifurcation of the proceedings. Under the agreement, the injunctive relief sought by the Commission will be granted by judgment against the Company, with a remedies hearing which was held in Federal Court on August 14, 2008 (previously scheduled for April 29, 2008 and then June 12, 2008), to resolve the amount of disgorgement, penalties and other monetary issues. The court invited the parties to submit proposals for continuing management and or disposition of corporate assets to be submitted by August 22, 2008. The court has not issued a final order as of the date of this disclosure. The final judgment ordered by the court could seriously compromise the Company's ability to continue as a going concern.

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
Subsequent to the filing of our Form 10-KSB on May 18, 2007, Mr. Arnold advised us that he disagreed with our position that his unpaid leave of absence was voluntary. Mr. Arnold informed us that he believed his leave of absence resulted from the Company’s breach of his Executive Employment Agreement. We have had discussions with Mr. Arnold in an effort to resolve the differences between the parties but, to date, have not reached agreement. On August 8, 2007, Mr. Arnold advised us that he intended to take legal action against the Company to enforce the terms of his Employment Agreement. Mr. Arnold claims $520,000 in damages from the Company. We believe that Mr. Arnold violated the terms of his Employment Agreement when he voluntarily left his position as President in September of 2006. We believe that we are only obligated to pay Mr. Arnold for back pay and bonus plus interest, for the period prior to September 2006. The total compensation that we believe is owed to Mr. Arnold as of June 30, 2008 is $89,274, which amount is reflected in our financial statements.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has no Senior Securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 29, 2007, the Company entered into an agreement with the firm of Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) of Sacramento, California to replace Marc Lumer & Co. as the Company’s independent accountant. On May 14, 2006, the agreement was replaced with an agreement for Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) to audit the financial statements for the year ended December 31, 2006 and to re-audit the year ended December 31, 2005.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 19, 2008	The Children’s Internet, Inc.

/s/ Tyler Wheeler
By: Tyler Wheeler
Its: Acting Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)