Form 10-Q
period 2008-09-30
CHILDRENS INTERNET INC
filed 2008-11-19
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29611

THE CHILDREN’S INTERNET, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1290331
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9701 Fair Oaks Blvd., Suite 200, Fair Oaks, CA 95628
(Address of principal executive offices)

(916) 965-5300
(Issuer's telephone number)

110 Ryan Industrial Ct., Suite 9, San Ramon, CA 94583
(Former address)

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
As of October 31, 2008, there were 33,373,738 shares of common stock issued and outstanding.

THE CHILDREN’S INTERNET, INC

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets - September 30, 2008 (unaudited) December 31, 2007 (audited)	1

	Unaudited Statements of Operations - For the nine months and three months ended September 30, 2008 and 2007, and the period from inception through September 30, 2008	2

	Unaudited Statements of Cash Flows - For the nine months ended September 30, 2008 and 2007, and the period from inception to September 30, 2008	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Conditions and Plan of Operation	18

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Default Upon Senior Securities	28

Item 4.	Submission of Matters to Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$3	$104
Deposit held in escrow, offsets $37,378 account
payable to Oswald & Yap (Note 4)	37,378	37,378
Total Current Assets	37,381	37,482
Equipment:
Equipment at cost	13,034	13,034
Accumulated depreciation	(12,416)	(9,421)
Equipment, net	618	3,613
Other Assets:
Deposit - State Board of Equalization	2,000	2,000
Utility deposit	118	118
Deferred tax asset, net of valuation allowance of
$1,521,634 (2008) and $1,398,462 (2007)	-	-
TOTAL ASSETS	$40,117	$43,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$762,915	$791,622
Accrued salaries	749,319	729,319
Note payable to Randick, O'Dea & Tooliatos, LLP	250,000	-
Notes payable to TCI Holding Company, LLC	343,406	264,504
Loans payable to related parties	121,291	101,518
Accrued payroll taxes	44,472	42,942
Taxes payable	8,674	4,817
Total Current Liabilities	2,280,077	1,934,722
Long-Term Liabilities:
Due to related party	1,032,900	1,028,831
TOTAL LIABILITIES	3,312,977	2,963,553

COMMITMENTS AND CONTINGENCIES (NOTES 3 & 4)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares
authorized; issued and outstanding 33,373,738 shares
shares (2008) and 31,373,738 shares (2007)	33,374	31,374
Additional paid-in capital	2,372,410	2,364,660
Deficit accumulated during the development stage	(5,678,644)	(5,316,374)
TOTAL STOCKHOLDERS' DEFICIT	(3,272,860)	(2,920,340)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,117	$43,213

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months		From
	Ended September 30,		Ended September 30,		Inception
	2008	2007	2008	2007	to Date

NET REVENUES	$-	$189	$30	$631	$1,671
COSTS OF REVENUES	-	22	3	85	260
Gross margin	-	167	27	546	1,411
OPERATING EXPENSES
Sales and marketing	-	-	-	35,700	70,225
General and administrative	39,860	248,031	316,331	613,555	3,903,378
Officers' compensation	-	100,291	-	264,277	1,583,513
Depreciation expense	822	1,086	2,995	3,282	12,416
Total operating expenses	40,682	349,408	319,326	916,814	5,569,532
Loss from operations	(40,682)	(349,241)	(319,299)	(916,268)	(5,568,121)
Interest expense	15,464	7,744	42,171	24,632	104,923
Loss before income taxes	(56,146)	(356,985)	(361,470)	(940,900)	(5,673,044)
Provision for income taxes	-	-	800	800	5,600
NET LOSS	$(56,146)	$(356,985)	$(362,270)	$(941,700)	$(5,678,644)

Net loss per common share
- basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)	$(0.48)

Shares used in computing
basic and diluted net loss
per share	26,873,738	26,873,738	26,873,738	26,873,738	11,927,911

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		For the period from Inception through September 30,
	2008	2007	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(362,270)	$(941,700)	$(5,678,644)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation on equipment	2,995	3,282	12,416
Amortization of prepaid marketing expenses	-	630	1,260
Stock compensation to directors	-	30,000	345,000
Stock compensation to officers and employees	6,000	53,860	127,261
Shares issued for services	-	-	709,756
Services performed as capital contribution	3,750	7,500	606,250
Expenses paid by former officer on behalf of company	-	-	5,000
Deposit - State Board of Equalization	-	-	(2,000)
Utility deposit	-	(118)	(118)
Increase in current assets -
Deposit held in escrow	-	-	(37,378)
Prepaid marketing expenses	-	-	(1,260)
Increase in current liabilities -
Accounts payable and accrued expenses	(23,320)	351,813	816,061
Accrued salaries	20,000	212,750	749,319
Note payable to Randick, O'Dea & Tooliatos	250,000	-	250,000
Notes payable to TCI Holding Company, LLC	78,902	161,000	343,406
Loans payable to related parties	19,773	120,009	121,291
Net cash used in operating activities	(4,170)	(974)	(1,632,380)

CASH USED IN INVESTING ACTIVITIES
Acquisition of equipment	-	(838)	(13,034)
Net cash used in investing activities	-	(838)	(13,034)

CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	-	612,517
Advances from majority shareholder	4,069	232	1,489,812
Majority shareholder advances converted to stock	-	-	(456,912)
Net cash provided by financing activities	4,069	232	1,645,417

Net change in cash and cash equivalents	(101)	(1,580)	3

Cash and cash equivalents - Beginning of period	104	1,106	-

Cash and cash equivalents - End of period	$3	$(474)	$3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$144	$180	$3,446
Cash paid for taxes	$-	$800	$4,800

The accompanying notes are an integral part of the financial statements.

THE CHILDREN'S INTERNET, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

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

The Company is currently authorized to conduct business in California, and beginning October 29, 2008 the Company has been located in Fair Oaks, California. The Company’s primary operations consist of marketing, selling, and administering a secure Internet service and safe online community for children. The system, known as The Children’s Internet®, is not owned by the Company, but is owned by a related party, Two Dog Net, Inc. (“TDN”). The Company’s marketing, selling and administration rights derive from a Wholesale Sales & Marketing Agreement with TDN, through the year 2013 which includes the ability to obtain five-year extensions.

In a Stock Purchase Agreement dated October 11, 2002, twenty-five D.W.C. Installations shareholders sold 2,237,000 of the original 2,242,000 “freely-tradable” shares of common stock to six individuals, two of whom are related to the Company’s former Chief Executive Officer and Chief Financial Officer and Chairman of the Board, Sholeh Hamedani. Together, the two related individuals purchased 27% of the 2,237,000 shares sold. At the time the shares were issued, the Company believed the shares were "freely tradable" based on the representations made by its law firm, Oswald & Yap, who structured the agreement.  Subsequently the Company determined that the shares were, in fact, not freely tradable and those shares would have to be registered.  The said shares were then registered in a SB-2 Registration Statement which was declared effective on May 5, 2004.

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

The 8,948,000 newly-issued shares were recorded at a value of $575,356 based on the $0.0643 per share paid by Shadrack in a previous transaction where Shadrack acquired the 2,333,510 newly-issued shares it purchased on July 3, 2002. The $575,356 value was recorded by the Company as a debt financing fee. The loan agreement is such that Shadrack will not charge the Company any interest on the amounts loaned. Shares sold under this agreement included 1,218,990 of the “freely-tradable” shares and 2,650,108 of the newly-issued restricted shares, for a total of 3,869,098 shares, which were sold for a total of $2,722,341. After deducting the $494,049 in commissions paid by TDN, the resulting net proceeds were $2,228,292. As of September 30, 2008 and 2007, the total amount loaned to the Company by Shadrack was $1,489,812 and $1,471,490, respectively (including $456,912 converted to 13,054,628 shares of the Company’s common stock in 2005).

During the year ended December 31, 2005, an additional 13,334,628 restricted shares of common stock were issued. Of these shares, 13,054,628 were issued to Shadrack, a related party which as of September 30, 2008, held approximately 52.2% of the voting power of the Company’s outstanding common stock, for conversion of existing debt, and 280,000 shares were issued to Crosslink Financial Communications, a non-related party in payment for providing investor relation services. Although Crosslink was not a related party at the time of issuance, its principal shareholder, William L. Arnold served as President of the Company from December 30, 2005 through August 31, 2006, under an Executive Employment Agreement dated December 30, 2005.

On June 9, 2006, 15,600 shares were issued to two principals of Brazer Communications under a public relations consulting agreement.

On June 29, 2007, 4,500,000 shares (the “Escrowed Shares”) were issued in the name of The Children’s Internet Holding Company, LLC, a Delaware limited liability company (“TCI Holding” or “TCI Holding Company, LLC”), and deposited in escrow on July 3, 2007 in accordance with the Interim Stock Purchase Agreement (“ISPA”) signed on June 15, 2007 between the Company and TCI Holding, thereby increasing the Company’s total issued and outstanding shares of common stock to 31,373,738. The 4,500,000 shares held in escrow have not been deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released.

On October 19, 2007, TCI Holding Company, LLC entered into a Definitive Stock Purchase Agreement (the “DSPA”) with the Company to purchase a controlling interest in the Company. The DSPA expired on March 31, 2008 and was subsequently terminated by action of the Board of Directors on May 9, 2008, as explained in Note 4.

On August 18, 2008, 2,000,000 shares were issued in the name of Randick, O’Dea & Tooliatos, LLP, a law firm representing TCI in various matters, as a pledge to cover up to $250,000 in services provided in the litigation with the Securities & Exchange Commission explained in Note 4, in accordance with the Pledge Agreement and Promissory Note for $250,000 dated August 6, 2008 and due on August 6, 2009, also explained in Note 4. The 2,000,000 shares are being held by Randick, O’Dea & Tooliatos as security for repayment of the loan, and are not deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released in payment at the maturity of the loan. The issuance of the 2,000,000 shares, increased the Company’s total issued and outstanding shares of common stock to 33,373,738 as of September 30, 2008 for the purposes of financial reporting.

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

These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results of operations to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses and negative cash flow from operations for the nine-month periods ended September, 30, 2008 and 2007, and accumulated net losses and negative cash flow from operations of $5,678,644 and $1,632,380, respectively, from inception through September 30, 2008.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate profitable operations in the future by implementing its business plan and/or to obtain the necessary financing to meet its obligations, and to repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Management plans to provide for the Company’s capital needs during the year ended December 31, 2008 through equity financing, with the net proceeds to be used to fund continuing operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Services Provided

On January 26, 2005, the Company’s Board of Directors resolved that starting January 1, 2005, all salary due and payable to the Company's former Chief Executive Officer and Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, would be accrued when earned. The decision was to be made at the end of each year whether to make the payment in cash, shares of the Company’s restricted common stock, or a combination of both. Accordingly, for the period from January 1, 2005 through the date of her resignation as Chief Executive Officer and Chief Financial Officer, October 19, 2007, $504,193 has been accrued and charged to Officers’ Compensation. For the period ended September 30, 2007, $135,000 was accrued and charged to Officers’ Compensation. For the period from August 2002 through the end of 2004, Sholeh Hamedani provided services to the Company at a total cumulative fair market value of $435,000, which was contributed to Additional Paid-in Capital.

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

From April 1, 2007 through December 31, 2007, Roaya Hamedani-Wooler and Soraiya Hamedani, sisters of the former Chief Executive Officer of the Company, Sholeh Hamedani, and both of whom have twelve years experience with TDN developing and marketing the Children’s Internet®, performed consulting services for the Company. Mrs. Wooler earned $30,181, of which only $19,181 has been paid to date. Soraiya Hamedani earned $27,159, of which only $16,159 has been paid to date. In addition, Lewis Wooler, husband of Roaya Hamedani-Wooler, performed customer service and technical support services during the same period, and earned $24,803, of which only $13,803 has been paid to date. Their consulting services for the Company ended on December 31, 2007.

On December 6, 2007, the Company entered into a Services Agreement with TDN, which was made effective as of October 19, 2007. Under the Services Agreement, TDN provided TCI with office space, computer and office equipment, and certain supplies and services until the earlier of January 31, 2008 or the closing of the Definitive Stock Purchase Agreement, explained in Note 4, for which TCI was obligated to pay TDN a monthly charge of $9,961 pro rated based on the actual number of days for any partial months. Although the Services Agreement expired on January 31, 2008, because the DSPA did not close on that date, TDN continued to provide the Company with its San Ramon office space, computers and office equipment, and certain supplies and services. As the Guarantors of the TDN Services Agreement, TCI Holding signed an agreement with TDN on February 5, 2008 providing that it would guarantee payment of up to $25,000 of unpaid invoices for the monthly service fees. It was in TCI Holding’s best interest to ensure a smooth transition and transfer of information so TDN continued to provide uninterrupted services, facilities and equipment which were essential to TCI’s operations as well as to closing the DSPA. Neither TCI Holding nor the Company has paid TDN the outstanding fees.

Advances

Substantially all of the Company’s funding has been provided by Shadrack, which as of September 30, 2008 held approximately 52.2% of the voting power of the Company’s outstanding common stock. Additional short-term funding consists of advances totaling $90,702 made since January 1, 2007 by Nasser Hamedani, a related party as explained below, short-term advances totaling $19,469 made by Larry Wheeler, father of Tyler Wheeler, the Company’s CEO and CFO and a member of Company’s board of directors, short-term advances totaling $11,120 made by John Heinke, the Company’s Controller, and advances totaling $343,406 made by TCI Holding. The total amount advanced by Shadrack through September 30, 2008 and 2007 was $1,489,812 and $1,471,490, respectively (including the amount converted to the Company’s common stock, as described in the following paragraph).

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

Shadrack Films, Inc. is an entity owned and controlled by the Company's former Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, who is its sole officer, director and shareholder. Shadrack also owned 2,333,510 shares of the Company's common stock, of which it sold 1,277,150 of its restricted shares in reliance on an exemption from registration pursuant to Section 4(1)(1/2) of the Securities Act of 1933, to approximately 130 investors between July 2004 and June 2005. In addition, Shadrack paid for services, on behalf of the Company, valued at $35,000 with 70,000 restricted shares of the Company’s common stock. Together with the 13,054,628 shares issued upon conversion of the debt, Shadrack owned an aggregate of 14,040,988 shares of the Company's common stock or 52.2% as of September 30, 2008 (excluding the 4,500,000 shares held in escrow, and the 2,000,000 shares pledged as collateral for a note payable, and without giving effect to any presently exercisable options).

Beneficial Ownership

The Company, Shadrack and TDN are related parties. The Company's former Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Sholeh Hamedani, is the sole shareholder of Shadrack which as of September 30, 2008 owned 52.2% of the Company's common stock outstanding. Ms. Hamedani was President of TDN until she resigned on August 1, 2002 and is a 10% shareholder of TDN. In addition, TDN’s current President, Chairman and Founder, Nasser Hamedani, is the father of Sholeh Hamedani. TDN also owns an option to purchase up to 18,000,000 shares of the Company’s common stock and is therefore beneficial owner of approximately 40.1% of the Company’s common stock.

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

Office Space

The Company’s previous office space in Pleasanton, California was leased by Shadrack for three years. The original lease expired on April 30, 2007. From May 1 through July 15, 2007, the same office space was rented by Shadrack on a month-to-month basis. Shadrack and the landlord could not reach an agreement on terms for a new lease. Therefore, the Company vacated the premises on July 13, 2007. Upon vacating the Pleasanton office, the Company moved into office space in San Ramon, California. Costs of the relocation were approximately $5,000. This office space was leased from RAM Properties by Nasser Hamedani, a related party, pursuant to a one-year lease through July 14, 2008, and is currently rented on a month-to-month basis. On October 19, 2007, the Company entered into a Services Agreement with TDN whereby monthly rental payments of $1,762 are payable to TDN by the Company. Prior to the Services Agreement, the Company reimbursed Mr. Hamedani for the monthly lease payment of $1,762. Although the Services Agreement expired on January 31, 2008, because the DSPA did not close, TDN continued to provide the Company with its San Ramon office space.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On November 24, 2004, Oswald & Yap, a Professional Corporation (“O&Y”), formerly legal counsel to the Company, filed a complaint in the Superior Court of California, County of Orange, Case No. 04CC11623, against the Company, seeking recovery of allegedly unpaid legal fees in the amount of $50,984.86 in connection with the legal representation of the Company. Subsequently the amount claimed of unpaid legal fees was reduced to $37,378.43 because it was discovered that O&Y did not properly credit all of the payments that were made by the Company to O&Y. The amount of $37,378.43 was deposited in an escrow account by the Company on July 5, 2005. The complaint includes causes of action for breach of contract. The Company disputes the amounts claimed alleging that O&Y’s services were otherwise unsatisfactory. On May 9, 2005, O&Y submitted an Offer to Compromise for a $0 payment by the Company to O&Y in exchange for mutual releases which the Company rejected.

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

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint (the “SEC Complaint”) in the United States District Court, Northern District of California, Case No. C066003CW, against, among others, the Company, and its former Chief Executive Officer, Sholeh Hamedani, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 by one or more defendants; violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13 by one or more defendants; violations of Section 13(b)(2)(A) of the Exchange Act by the Company; violations of Section 13(b)(2)(B) of the Exchange Act by the Company; and violations of Section 13(b)(5) of the Exchange Act and Rules 13b2-1, 13b2-2, 13a-14, 16(a) by one or more defendants. The complaint generally alleged that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the SEC, and in particular, in the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that the defendants, or some of them, induced investment in the Company through misrepresentation and omissions. The complaint sought disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants.

On October 23, 2008, the court issued its final judgment with respect to the SEC Complaint (the “Final Judgment”). Pursuant to the Final Judgment, Sholeh Hamedani was required to disgorge all Company shares owned or controlled by her through Shadrack and the Company was ordered to open an escrow account to accept all such disgorged shares. The Company’s Board of Directors and remaining shareholders may determine how to dispose of such shares, but must seek the court’s approval of any disposition (including the selling, transferring, borrowing against or diluting of such shares). For purposes of establishing a quorum at a shareholder meeting, the disgorged shares shall be deemed present but not voting.

With respect to Sholeh Hamedani and Nasser Hamedani, the Final Judgment provided that they are prohibited from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act and imposed certain monetary penalties on them.

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

In May 2007, Mr. Arnold advised the Company that he disagreed with the Company’s position that his unpaid leave of absence was voluntary. Mr. Arnold informed the Company that he believed his resignation resulted from the Company’s breach of his Executive Employment Agreement. The Company and Mr. Arnold have had discussions in an effort to resolve the dispute between them but, to date, have not reached agreement. The Company believes that Mr. Arnold violated the terms of the Executive Employment Agreement when he voluntarily left his position as President in September of 2006. The Company believes it is only obligated to pay Mr. Arnold for back pay and bonus, plus interest, for the period prior to September 2006. The total compensation that the Company believes it owes Mr. Arnold as of September 30, 2008 is $89,274. This amount is reflected in the Company’s financial statements.

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

On March 18, 2008, The Children’s Internet, Inc. (“TCI”) entered into Amendment No. 4 (the “Amendment”) to the DSPA. Under the Amendment, the date upon which the parties are permitted to terminate the DSPA if the closing of the DSPA did not occur was extended from March 15, 2008 to March 31, 2008.

On May 9, 2008, because TCI Holding was unable to secure the necessary funding in order to close the deal under the terms of the DSPA and the parties were unable to reach a new agreement and, therefore, the Company’s Board of Directors, voted unanimously to terminate the DSPA.

Also, on May 9, 2008, the Board of Directors unanimously voted to remove Richard J. Lewis III as the Company’s Chief Executive Officer and Chief Financial Officer, and subsequently replaced Mr. Lewis with Mr. Tyler Wheeler as acting Chief Executive Officer and Chief Financial Officer.

On October 24, 2008, TCI Holding caused to be filed against the Company and its board members the Petition and Application for Order Compelling Shareholders’ Meeting and Order to Show Cause and/or Petition for Writ of Mandamus to Compel Shareholders’ Meeting, and the Order to Show Cause (Case No.: 08 OC 00367 1B) (the “Petition”). As described in greater detail in Footnote 7 below, the Company and TCI Holding have agreed that upon the occurrence of certain events as set forth in the Control Agreement (as such term is defined in Footnote 7) that TCI Holding would cause the Petition to be dismissed with prejudice

NOTE 5 - COMMON STOCK

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

On August 18, 2008, 2,000,000 shares were issued in the name of Randick, O’Dea & Tooliatos, LLP, a law firm representing TCI in various matters, as a pledge to cover up to $250,000 in services provided in the litigation with the Securities & Exchange Commission explained in Note 4, in accordance with the Pledge Agreement and Promissory Note for $250,000 dated August 6, 2008 and due on August 6, 2009, also explained in Note 4. The 2,000,000 shares are being held by Randick, O’Dea & Tooliatos as security for repayment of the loan, and are not deemed to carry voting rights under Nevada law as they are held for the benefit of the Company until released in payment at the maturity of the loan.

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

Stock-based Compensation

On February 15, 2005, the Company’s Board of Directors granted Tyler Wheeler, who as of September 30, 2008, was the Company’s Chief Software Architect Consultant and a director, an option to purchase up to 1,000,000 shares of the Company’s restricted common stock at an exercise price of $0.035, and a fair value of $315,000. The option is exercisable, in whole or in part at any time and from time to time, for a period of five years from the date of grant. This option to purchase Company shares was based on a fair market value of $0.315 per share. The option was valued using the Black-Scholes option pricing model, which was developed for estimating the fair value of traded options, and taking into account that the exercisable option shares are restricted. The value of $315,000 was recorded as an expense for services when the option was granted.

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

The value of the options granted on April 30, 2007 and discussed in the preceding two paragraphs, was based on a fair market value of $0.08 per share at the grant date, which was computed using the Black-Scholes option pricing model. The total value of option shares vested during the three months ended September 30, 2008 was $2,000, which was recorded as an expense of the period.

Contributed Capital

For the period from January 1 through March 31, 2007, Shadrack Films, Inc., the majority shareholder as of September 30, 2008, provided to the Company the half-time services of John Heinke, CPA, as Controller, at a fair market value of $7,500, which was contributed to Additional Paid-in Capital. For the period from July 1 through September 30, 2008, the Controller’s services averaging ten hours per week at a fair market value of $3,750, were again contributed to Additional Paid-in Capital. Accordingly, he will not seek payment for his services provided during those periods.

NOTE 7 - SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On October 29, 2008 (the “Agreement Date”), the Company entered into a Control Agreement (the “Control Agreement”) with TCI Holding and the following directors of the Company (the “Directors”): Jamshid Ghosseiri, Roger Campos, and Tyler Wheeler. Under the Control Agreement, the Company and the Directors agreed to take a number of actions related to the composition of the board of directors of the Company (the “Board”) and the appointment of officers of the Company.

Pursuant to the Control Agreement, Tyler Wheeler resigned as Chief Executive Officer of the Company and Richard J. Lewis III (“Lewis”) was appointed as the Chief Executive Officer of the Company. Lewis was also appointed a director and acting Chairman of the Company to fill the vacancy that existed on the Board as of the Agreement Date. Furthermore, the Directors agreed to submit their irrevocable resignations from the Board, which resignations are to be effective upon the expiration of the 10-day period (the “Rule 14f-1 Period”) set forth in Rule 14f-1 (“Rule 14f-1”) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). TCI Holding named two directors, Ronald Bender and Richard Kwiecinski, to fill the vacancies created by the resignation of the Directors, whose appointment as directors became effective on the expiration of the Rule 14f-1 Period or November 17, 2008.

The Company agreed not to take any actions to cause its indemnification obligations with respect to the Directors to be eliminated, reduced, or otherwise compromised. Currently outstanding options granted to the members of the Board as of the Agreement Date will remain exercisable to the extent exercisable on the Agreement Date and will not be earlier terminated because of the resignation of any of such optionees. The Company agreed not to grant any options or equity interests or incur any other obligations of any kind to any of the Directors, or to any other person until the expiration of the Rule 14f-1 Period.

The Company also agreed to call an annual or special meeting of its shareholders as soon as practically possible after the expiration of the Rule 14f-1 Period for the purposes of electing directors, voting on a proposed merger between the Company and TCI Holding, and such other matters as the new Board will deem appropriate.

In connection with executing the Control Agreement, TCI Holding agreed to cause the hearing in the Petition and Application for Order Compelling Shareholders’ Meeting and Order to Show Cause and/or Petition for Writ of Mandamus to Compel Shareholders’ Meeting, and the Order to Show Cause filed on behalf of TCI Holding against the Company and its board members (Case No.: 08 OC 00367 1B) (the “Petition”) to be postponed indefinitely. Upon expiration of the Rule 14f-1 Period, TCI Holding shall cause the Petition to be dismissed with prejudice. The parties to the Control Agreement agreed that all prior agreements between or among them, whether written or oral, are terminated void, expired, or of no further effect.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

As of the Agreement Date and pursuant to the Control Agreement, Tyler Wheeler resigned as the Chief Executive Officer and a director of the Company and Roger Campos and Jamshid Ghosseiri resigned as directors of the Company. The resignations of such directors are effective upon the expiration of the 10-day period set forth in Rule 14f-1 applicable to each resigning director.

On October 24, 2008, Sholeh Hamedani resigned as a director and officer of the Company pursuant to the Final Judgment.

As described above in Footnote 7, pursuant to the Control Agreement, Lewis was appointed the Chief Executive Officer of the Company, a director and the Acting Chairman of the Company on the Agreement Date. Lewis is 54 years of age. The Board also named Mr. Lewis as the Company’s Chief Financial Officer and Secretary. Lewis served as the Company’s Acting Chief Executive Officer and Acting Chief Financial Officer from October 2007 to May 9, 2008. Since May 2007, Lewis has been the Managing Member of TCI Holding. From 1996 to 2006, Lewis was Chief Executive Officer of EcoTechnology, Inc., a waste-to-energy emerging growth company, where he oversaw the funding, construction and installation of the world’s first municipal gasification plant in the wastewater treatment industry, located at Philadelphia, Pennsylvania. From 1985 to 1996, Lewis practiced public finance law in California, including service with the law firms Mudge Rose Guthrie Alexander & Ferdon and Whitman Breed Abbott & Morgan. Lewis received his BA from the University of Wisconsin in 1979, and his JD from the University of the Pacific, McGeorge School of Law in 1985.

Ronald Bender agreed to be a director of the Company on October 29, 2008 pursuant to the Control Agreement. Mr. Bender is 52 years of age. For the past 15 years, Mr. Bender has owned and operated a mid-sized construction company in California that specializes in erosion control. In 2005, Mr. Bender became affiliated with and is one of the main benefactors of the largest privately owned children’s paleontological museum in the world. Mr. Bender is also involved in several other philanthropic endeavors including providing educational opportunities to orphaned children in Brazil.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the period from September 25, 1996, the date of our inception, through September 30, 2008 and for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period from September 25, 1996 (inception) through September 30, 2008
Statement of Operations Data:
Net revenues	$30	$631	$1,671
Operating expenses	$319,326	$916,814	$5,569,532
Operating loss	($319,299)	($916,268)	($5,568,121)
Net loss	($362,270)	($941,700)	($5,678,644)

As of September 30, 2008
Balance Sheet Data:
Total assets	$40,117
Total liabilities	$3,312,977
Total stockholders' deficit	($3,272,860)

Our total operating expenses decreased by $597,488 (65%) for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The major changes were decreases of $264,277 in officer compensation, $35,700 in selling expenses, $255,059 in professional fees, and $30,000 in stock options granted directors which occurred only in 2007. The decrease in officer compensation is due to the resignation on October 19, 2007 of Sholeh Hamedani, former CEO and CFO, and the resignation on December 15, 2007 of Tim Turner, former Director of Finance & Operations. The decrease in selling expenses corresponds with the Company’s discontinuance of marketing activities until obtaining additional investment capital. The decrease in professional fees for the nine months ended September 30, 2008 is attributable mainly to the following: Consulting fees decreased by $142,510 due to the suspension of operating The Children’s Internet system and development activities in January 2008, accounting fees decreased by $69,524 due to having conducted an audit of 2006 and a re-audit of 2005 during the nine months ended September 30, 2007, and legal fees decreased by $43,200 due principally to the termination of the SEC litigation.

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

During 2007, the technology on which the product is based and the functionality of the service was improved. The Company, through TDN, also substantially upgraded the underlying system infrastructure by increasing redundant servers and improving control procedures which in turn increased the reliability of the service. Additionally, during the first quarter of 2007, where appropriate, the Company contracted with third party companies to outsource administrative support services and effectively put in place the infrastructure to support the marketing initiatives. These outsource providers handled telemarketing and the order taking process and media placement.

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

Beginning with the third quarter of 2007, we focused the majority of our resources on negotiating and finalizing the Definitive Stock Purchase Agreement and negotiating a proposed settlement with the SEC of the outstanding claims filed by the SEC against the Company.

We believe that implementation of a broad based sales and marketing plan is essential. With adequate funding, we would execute our sales and marketing programs using a number of traditional and some less traditional marketing techniques to generate product awareness and build brand awareness. Among these are;

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

LIQUIDITY AND RESOURCES

As of September 30, 2008, we had net loss from inception of approximately $5,679,000. Approximately $1,776,000 of the Company’s cumulative net losses are non-cash compensation charges. The cumulative net losses consist of approximately $606,000 which represents the estimated fair market value for the cost of wages, if paid, for services rendered by the Company’s former Chief Executive Officer, Controller and James Lambert, an outside financial consultant (we have recorded these amounts for the cost of wages and, since they did not charge the Company, as additional paid-in capital), $2,331,000 which represents professional fees such as legal and accounting expenses, $575,000 which represents a debt financing fee, $420,000 which represents officers, employees and directors compensation for which options to purchase common stock were issued, $593,000 which represents accrued officers compensation, and the balance of $1,154,000 consists primarily of payroll, occupancy and telecommunications costs including internet costs, net of approximately $2,000 in revenues. To date, Shadrack, the majority shareholder as of September 30, 2008, has funded all of our expended costs, with the exception of short-term advances totaling approximately $465,000 made by other related parties since January 2007.

Since inception, the Company has been dependent on funding from Shadrack and other related parties for our current operations and for providing office space and utilities that for the nine months ended September 30, 2008, averaged $13,700 per month in operating costs, exclusive of professional fees and officer compensation. Through September 30, 2008, the amount funded by Shadrack totaled approximately $1,490,000. On September 30, 2008, the balance due to Shadrack was approximately $1,033,000. The difference of approximately $457,000 was converted to common stock on February 15, 2005, when the Company’s Board of Directors authorized the conversion of all debt owed to Shadrack into 13,054,628 shares of restricted common stock at a conversion price of $0.035 per share. The Company has received advances from TCI Holdings, to fund operations totaling approximately $343,000 since August 2007.

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

The Company’s office space in Pleasanton, California had been leased by our majority shareholder, Shadrack Films, Inc., which expired on April 30, 2007. From May 1 through July 15, 2007, we rented our office space on a month-to-month basis. The Company and the landlord could not reach an agreement on terms for a new lease and we vacated the premises on July 13, 2007, and moved into office space in San Ramon, California. This office space is leased by Nasser Hamedani, a related party, who we were obligated to reimburse for the monthly lease payment of $1,762.

Going Concern Uncertainty

Through the date of this report, we have relied primarily on loans from Shadrack to fund all of our expenses. Shadrack has advised the Company that it is no longer able to provide funds to the Company. The Company entered into a Definitive Stock Purchase Agreement with TCI Holdings that, if executed would have provided the Company with an infusion of approximately $5.3 million to pay Company debts and fund future operations. As discussed in Note 4 of the Company’s Financial Statements, this transaction was not consummated. Since the transaction was not consummated, the Company will be required to obtain additional funds through private placements of debt or equity securities or by other borrowing. There is no assurance that such additional financing will be available when required in order to proceed with our business plan. Further, our ability to respond to competition or changes in the market place or to exploit opportunities will be significantly limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we will not be in a position to continue operations. In this event, we would attempt to sell the Company or file for bankruptcy.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

SEC Complaint

On September 27, 2006, the Securities and Exchange Commission (“SEC”) filed a complaint in the United States District Court Northern District of California Case No. C066003CW, against among others the Company, and its CEO, Sholeh Hamedani, alleging against one or more defendants violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, violations of Section 13(b)(2)(A) of the Exchange Act by the Company, Violations of Section 13(b)(2)(B) of the Exchange Act by the Company, Violations of Section 13(b)(5) of the Exchange Act and Rule 13b2-1, 13b2-2, 13a-14, 16(a) by one or more defendants. The complaint generally alleged that the Company and the individual defendants made false or misleading public statements regarding the Company’s business and operations, made false statements in various filings with the SEC, and in particular, in the June 2005 Annual Report and Restatement and 2005 Current and Quarterly Reports, and that the defendants, or some of them, induced investment in the Company through misrepresentation and omissions. The complaint sought disgorgement, unspecified monetary damages, injunctive relief and other relief against the defendants.

On October 23, 2008, the court issued its final judgment with respect to the SEC Complaint (the “Final Judgment”). Pursuant to the Final Judgment, Sholeh Hamedani was required to disgorge all Company shares owned or controlled by her through Shadrack and the Company was ordered to open an escrow account to accept all such disgorged shares. The Company’s Board of Directors and remaining shareholders may determine how to dispose of such shares, but must seek the court’s approval of any disposition (including the selling, transferring, borrowing against or diluting of such shares). For purposes of establishing a quorum at a shareholder meeting, the disgorged shares shall be deemed present but not voting.

With respect to Sholeh Hamedani and Nasser Hamedani, the Final Judgment provided that they are prohibited from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act and imposed certain monetary penalties on them.

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

Subsequent to the filing of our Form 10-KSB on May 18, 2007, Mr. Arnold advised us that he disagreed with our position that his unpaid leave of absence was voluntary. Mr. Arnold informed us that he believed his leave of absence resulted from the Company’s breach of his Executive Employment Agreement. We have had discussions with Mr. Arnold in an effort to resolve the differences between the parties but, to date, have not reached agreement. On August 8, 2007, Mr. Arnold advised us that he intended to take legal action against the Company to enforce the terms of his Employment Agreement. Mr. Arnold claims $520,000 in damages from the Company. We believe that Mr. Arnold violated the terms of his Employment Agreement when he voluntarily left his position as President in September of 2006. We believe that we are only obligated to pay Mr. Arnold for back pay and bonus plus interest, for the period prior to September 2006. The total compensation that we believe is owed to Mr. Arnold as of September 30, 2008 is $89,274, which amount is reflected in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no “Unregistered Sales” of its securities during the period covered by this report.

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

On November 4, 2008, the Company filed a Current Report on Form 8-K to report entering into the “Control Agreement” with The Children’s Internet Holding Company, LLC, under which the CEO and Board of Directors resigned and Richard J. Lewis III was appointed CEO and a director and acting Chairman of the Board, and two new directors were named.

SIGNATURES

Persuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 19, 2008	The Children’s Internet, Inc.

Date:	/s/ Richard J. Lewis III
By: Richard J. Lewis III
Its: Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)