Form 10-Q
period 2008-03-31
FLASHZERO CORP.
filed 2022-11-17
CIK 1106861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29611

FLASHZERO CORP.

(fka Children’s Internet, Inc.)

(Exact name of registrant as specified in its charter)

Wyoming (formerly Nevada)	20-1290331
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Stresemannallee 4c

Neuss 41460

Germany

(Address of principal executive offices)

+49 (0)2131-151 08

(Issuer's telephone number)

Children’s Internet, Inc.

2377 Gold Meadow Way, Suite 100

Gold River, CA 95670

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” "non-accelerated filer ,"  “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of March 31, 2008 there were 48,286,306 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current Assets:
Cash and cash equivalent	$653	$37,482
Deposit held in escrow	37,378	–
Total Current Assets	38,031	37,482

Fixed Assets	4,645	3,613
Total Fixed Assets, net	4,645	3,613
Other Assets
Deposit-State Board of Equalization	–	2,000
Utility Deposit	–	118
Total Assets	$42,676	$43,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Account Payables	$895,316	$791,622
Accrued Salaries	734,319	729,319
Notes payable to Randick, O’Dea & Tooliatos, LLP	–	264,504
Notes Payables- current	320,403	–
Loan Payable to Related Parties	107,870	101,518
Accrued Payroll Taxes	43,324	42,942
Taxes Payable	7,405	4,817
Total Liabilities	2,108,639	1,934,722

Long Term Liabilities
Due to related parties	1,028,831	1,028,831
Total Liabilities	3,137,470	2,963,553

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 31,373,738, and 31,373,738 shares issued and outstanding	31,374	31,374
Additional paid-in capital	2,366,660	2,364,660
Accumulated deficit	(5,492,826)	(5,316,374)

Total Stockholders’ Deficit	(3,094,792)	(2,920,340)

Total Liabilities and Stockholders' Deficit	$42,676	$43,213

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2008	2007
Revenue	$–	$192
Cost of Revenue	–	26
	–	166

Operating Expenses:
Depreciation	1,086	–
General & administrative expenses	162,730	280,650
Total operating expenses	163,816	280,650

Loss from operations	(163,816)	(280,816)

Other Income / (Expense)	(12,636)	(10,813)

Loss before income tax	(176,452)	(291,629)

Net Income / (loss)	$(176,452)	$(291,629)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares	31,373,738	31,373,738

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY(DEFICIT)

For the Period Ended March 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2007	26,873,738	$26,874	$2,262,622	$(4,150,386)	$(1,860,890)
Loss for the period ended.	–	–	–	(291,629)	(291,629)
Balance – March 31, 2007	31,373,738	$26,874	$2,262,622	$(4,442,015)	$(2,152,519)

Balance – January 1, 2008	31,373,738	31,374	2,364,660	(5,316,374)	(2,920,340)
Loss for the period ended.	–	–	2,000	(176,452)	(174,452)
Balance - March 31, 2008	31,373,738	$31,374	$2,366,660	$(5,492,826)	$(3,094,792)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Period Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(176,452)	$(291,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,086	–
Amortization	–	256
Stock compensation	–	–
Services perform as capital contribution	–	1,875
Utility Deposit	118	–
	–	–
Changes in assets and liabilities:
Account payable and accrued expense	106,540	102,756
Accrued salary	5,000	5,000
Note payables	55,899	167,090
Loan payable to related parties	6,352	–
Net cash used in operating activities	(1,457)	(14,652)

Cash flows from investing activities:
Acquisition of Equipment	–	–

Cash flows from financing activities:
Additional paid in capital	2,000	14,485
Net cash provided by financing activities	2,000	14,485

Net increase (decrease) in cash	543	(167)

Cash, beginning of year	37,482	38,484

Cash, end of year	$38,025	$38,317

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

March 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On 15th day of February 2015, the company filed an article of amendment for a change of name to FLASHZERO CORP

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $38,031and $37,482 cash equivalents for the period ended March 31, 2008, and December 31, 2007

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1:    Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:    Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3:    Level 3 inputs are unobservable inputs.

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended December 31, 2008 and 2007, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and accumulated deficit of $5,492,826 as of March 31, 2008. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of:

	March 31, 2008	December 31, 2007
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	March 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$(5,492,826)	$(5,316,374)
Less: valuation allowance	5,492,826	5,316,374
Net deferred tax asset	$–	$–

At March 31, 2008, the Company had net operating loss carry forwards of approximately $5,492,826 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has identified the following events to disclose in these financial statements.

On 15th day of February 2015, the company filed an article of amendment for a change of name to FLASHZERO CORP

On April 1, 2022, CS Diagnosis of Germany acquired the majority control of FlashZero. CS Diagnostics is a pharmaceutical international wholesaler and manufacturer of medical technology with all necessary licenses. For more than 10 years we have been supplying national and international specialists, practices, clinics as well as ministries of health and working close with universities, experts and opinion leaders. CS Diagnostics is offering access to international pharmaceutical markets and the service of approval of medical products. Furthermore, CS Diagnostics is developing own products with the aim of maximizing patient benefit. We guarantee the fulfillment of our product promises by means of our own post-market studies and by providing support to customers and users through our experts.”

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Statement of Operations Data:
Net revenues	$–	$166
Operating expenses	$163,816	$280,650
Operating loss	$(163,816)	$(280,816)
Net loss	$(176,452)	$(291,629)

March 31, 2008
Balance Sheet Data:
Total assets	$42,676
Total liabilities	$2,108,639
Total stockholders' deficit	$(3,094,792)

Our total operating expenses decreased by $116,834 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The major change was a decrease of $117,920 in general and administration expenses.

(Note: The following constituted our business plan during the 2008 and 2009 fiscal years. After an analysis of the lack of progress, the Company filed a Form 15 with the SEC on July 28, 2010. The new Board has determined to seek other opportunities, and so the following Plan of Operation is no longer effective.)

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenue

We recognized $0 and $166 revenue during the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses

During the three months ended March 31, 2008, we incurred general and administrative expenses of $162,730.

By comparison, during the three months ended March 31, 2007, we incurred general and administrative expenses of $280,650.

Operating Loss

During the three months ended March 31, 2008 and 2007, we incurred depreciation of $1,086 and $0, respectively. During the three months ended March 31, 2008 and 2007, we recognized operating losses of ($163,816) and ($280,816), respectively.

Loss before Income Tax

During the three months ended March 31, 2008 and 2007, we incurred other expenses of ($12,636) and ($10,813), respectively. During the three months ended March 31, 2008 and 2007, we recognized losses before income tax of ($176,452) and ($291,629), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2008 and 2007.

Net Loss

During the three months ended March 31, 2008 and 2007, we recognized net losses of ($176,452) and ($291,629), respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2008, we had cash or cash equivalents of $653, deposit held in escrow of $37,378, fixed assets of $4,645, no revenue generating activities or other source of income and we had outstanding liabilities of $3,137,470 and a shareholders’ deficit of $(3,094,792).

By comparison, as of December 31, 2007, we had cash or cash equivalents of $37,482, fixed assets of $3,613, no revenue generating activities or other source of income and we had outstanding liabilities of $2,963,553 and a shareholders’ deficit of ($2,920,340).

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2007 and 2006, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of our Unaudited Financial Statements above. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2008, we have no off-balance sheet arrangements.

Share-based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” Measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

Contractual Obligations

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2008 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

On February 14, 2005, a cross-claim was filed in the Superior Court of California, County of Orange, Case No. 04CC11623 by the Company against O&Y alleging breach of contract, professional negligence, negligent representation, and breach of good faith and fiduciary duty. The basis of the allegations is that O&Y was retained to assist the Company’s predecessor company in the purchase and acquisition of D.W.C. Installations (“D.W.C.”) with the expectation that D.W.C. had available free-trading shares such that the Company could immediately raise capital on the relevant markets and that in advising the Company through the purchase, O&Y failed to properly advise the Company as to the status of D.W.C. and its shares, which in fact were not free-trading. As a result of this conduct, the Company alleges damages in an unspecified amount but including purchase costs of D.W.C., extended operation costs, refiling costs, audit costs, legal fees, loan fees, lost market share, and costs for registration. O&Y has vigorously disputed the claims set forth in the cross-complaint and has indicated its intention, should it prevail in its defense, to institute a malicious prosecution action against the Company, Nasser Hamedani, Sholeh Hamedani and Company counsel. Litigation of this matter is currently stayed pending the SEC Complaint below.

SEC Complaint

On September 27, 2006, the Commission filed a complaint (“Complaint”) against The Children’s Internet, Inc. (“TCI”) and its principles, Nasser Hamedani and Sholeh Hamedani (collectively, the “Hamedanis”) and Two Dog Net, Inc. (“TDN”) and two of its stock promoters, Peter Perez (“Perez”) and Cort Poyner (“Poyner”). In the Complaint, the Commission alleged that, from February 2002 through June 2005, the Hamedanis purportedly on behalf of TCI, fraudulently obtained approximately $5.5 million from public investors. The Hamedanis diverted a significant amount of the investors’ money to pay personal expenses and also hundreds of thousands of dollars in undisclosed commissions to two stock promoters, Perez and Poyner.

On March 19, 2008, the Court entered a final judgment against Perez directing him to pay $85,000 in disgorgement and prejudgment interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no “Unregistered Sales” of its securities during the period covered by this report.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

After an analysis of the lack of progress, the Company filed a Form 15 with the SEC on July 28, 2010. On October 20, 2010, the Company applied for a Certificate of Domestication and filed Articles of Domestication in the office of the Secretary of State of Wyoming. On February 15, 2015, the Company filed an Articles of Amendment for a change of name to FLASHZERO CORP.

ITEM 6. EXHIBITS

3.1	Articles of Domestication to Wyoming
3.2	Articles of Amendment - Name change to FlashZero Corp.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2022	FLASHZERO CORP.
(fka The Children’s Internet, Inc.)

/s/ Thomas Fahrhöfer
Thomas Fahrhöfer
CEO and Director
(Chief Executive Officer and Principal Executive Officer)

/s/ Thomas J. Migotsch
Thomas J. Migotsch
CFO and Director
(Chief Financial Officer and Principal Accounting Officer)

