Form 10-Q
period 2008-06-30
FLASHZERO CORP.
filed 2022-11-17
CIK 1106861

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

As of June 30, 2008 there were 31,373,738 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current Assets:
Cash and cash equivalent	$37,378	$37,482
Total Current Assets	37,378	37,482

Fixed Assets	3,558	3,613
Total Fixed Assets, net	3,558	3,613
Other Assets
Deposit-State Board of Equalization	–	2,000
Utility Deposit	–	118
Total Assets	$40,936	$43,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Overdraft	$22,855	$–
Account Payables	972,040	791,622
Accrued Salaries	749,319	729,319
Notes payable to Randick, O’Dea & Tooliatos, LLP	–	264,504
Notes Payables- current	320,698	–
Loan Payable to Related Parties	115,770	101,518
Accrued Payroll Taxes	44,472	42,942
Taxes Payable	8,440	4,817
Total Current Liabilities	2,233,594	1,934,722

Long Term Liabilities
Due to related parties	1,029,806	1,028,831
Total Liabilities	3,263,400	2,963,553

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 31,373,738 shares issued and outstanding	31,374	31,374
Additional paid-in capital	2,367,887	2,364,660
Accumulated deficit	(5,621,725)	(5,316,374)

Total Stockholders’ Deficit	(3,222,464)	(2,920,340)

Total Liabilities and Stockholders' Deficit	$40,936	$43,213

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Revenue	$–	$191	$–	$383
Cost of revenue	–	25	–	51
Gross Profit	–	166	–	332

Operating expenses:
Depreciation	(1,087)	–	(2,173)	–
General & administrative expenses	(113,741)	(280,650)	(276,471)	(561,300)
Total Operating Expenses	(114,828)	(280,650)	(278,644)	(560,866)

Loss from operation	(114,828)	(280,484)	(278,644)	(560,866)

Other Income / (Expense)	(14,071)	(10,813)	(26,707)	(21,626)
Loss Before Tax	(128,899)	(291,297)	(305,351)	(582,492)

Taxation	–	–	–	–
Net Loss	$(128,899)	$(291,297)	$(305,351)	$(582,492)

Income per share	$0.01	$0.01	$0.01	$0.02
Weighted average shares outstanding	26,873,738	26,873,738	26,873,738	26,873,738

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY(DEFICIT)

For the Period Ended June 30, 2008 and 2007

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2007	26,873,738	$26,874	$2,262,622	$(4,150,386)	$(1,860,890)
Loss for the period ended March 31, 2007	–	–	–	(291,629)	(291,629)
Balance – March 30, 2007	26,873,738	26,874	2,262,622	(4,442,015)	(2,152,519)
Loss for the period ended June 30, 2007	–	–	–	(291,297)	(291,297)
Balance – June 30, 2007	26,873,738	$26,874	$2,262,622	$(4,733,312)	$(2,443,816)

Balance – January 1, 2008	31,373,738	$31,374	$2,364,660	$(5,316,374)	$(2,920,340)
Loss for the period ended March 31, 2008	–	–	2,000	(176,452)	(174,452)
Balance – March 30, 2008	31,373,738	31,374	2,366,660	(5,492,826)	(3,094,792)
Loss for the period ended June 30, 2008	–	–	1,227	(128,899)	(127,672)
Balance – June 30, 2008	31,373,738	$31,374	$2,367,887	$(5,621,725)	$(3,222,464)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Six Months Period Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(305,351)	$(582,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Services perform as capital contribution	–	7,500
Utility Deposit	2,118	(118)
	–	–
Changes in assets and liabilities:
Account payable and accrued expense	208,426	293,271
Accrued salary	20,000	240,045
Note payables	56,194	64,504
Loan payable to related parties	15,227	11,578
Net cash used in operating activities	(3,386)	34,288

Cash flows from investing activities:
Acquisition of Equipment	–	–

Cash flows from financing activities:
Additional paid in capital	3,282	–
Net cash provided by financing activities	3,282	–

Net increase (decrease) in cash	(104)	34,288

Cash, beginning of year	37,482	3,194

Cash, end of year	$37,378	$37,482

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

June 30, 2008 and 2007

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $37,381 and $37,482 cash equivalents for the years ended December 31, 2008, and 2007.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of $5,621,725 as of June 30, 2008. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	June 30, 2008	June 30, 2007
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	June 30, 2008	June 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$(5,621,725)	$(5,316,374)
Less: valuation allowance	5,621,725	5,316,374
Net deferred tax asset	$–	$–

At June 30, 2008, the Company had net operating loss carry forwards of approximately $5,621,725 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On 15th day of February 2015, the company filed an article of amendment for a change 0.of name to FLASHZERO CORP

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended June 30, 2008	For the three months ended June 30, 2007
Statement of Operations Data:
Net revenues	$–	$166
Operating expenses	$(114,828)	$(280,650)
Operating loss	$(114,828)	$(280,484)
Net loss	$(128,899)	$(291,297)

June 30, 2008
Balance Sheet Data:
Total assets	$40,936
Total liabilities	$2,233,594
Total stockholders' deficit	$(3,222,464)

Our total operating expenses decreased by $165,822 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The major change was a decrease of ($166,909) in general and administration expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenue

We recognized $0 and $166 revenue during the three months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses

During the three months ended June 30, 2008, we incurred general and administrative expenses of ($113,741).

By comparison, during the three months ended June 30, 2007, we incurred general and administrative expenses of ($280,650).

Operating Loss

During the three months ended June 30, 2008 and 2007, we incurred depreciation of ($1,087) and $0, respectively. During the three months ended June 30, 2008 and 2007, we recognized operating losses of ($114,828) and ($280,484), respectively.

Loss before Income Tax

During the three months ended June 30, 2008 and 2007, we incurred other expenses of ($14,071) and ($10,813), respectively. During the three months ended June 30, 2008 and 2007, we recognized losses before income tax of ($128,899) and ($291,297), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended June 30, 2008 and 2007.

Net Loss

During the three months ended June 30, 2008 and 2007, we recognized net losses of ($128,899) and ($291,297), respectively, due to the factors discussed above.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2007

Revenue

We recognized $0 and $332 revenue during the six months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses

During the six months ended June 30, 2008, we incurred general and administrative expenses of ($276,471).

By comparison, during the six months ended June 30, 2007, we incurred general and administrative expenses of ($561,300).

Operating Loss

During the six months ended June 30, 2008 and 2007, we incurred depreciation of ($2,173) and $0, respectively. During the six months ended June 30, 2008 and 2007, we recognized operating losses of ($278,644) and ($560,866), respectively.

Loss before Income Tax

During the six months ended June 30, 2008 and 2007, we incurred other expenses of ($26,707) and ($21,626), respectively. During the six months ended June 30, 2008 and 2007, we recognized losses before income taxes of ($305,351) and ($582,492), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended June 30, 2008 and 2007.

Net Loss

During the six months ended June 30, 2008 and 2007, we recognized net losses of ($305,351) and ($582,492), respectively, due to the factors discussed above.

CASH FLOW

As of June 30, 2008, we had cash or cash equivalents of $37,378, fixed assets of $3,558, no revenue generating activities or other source of income and we had outstanding liabilities of $3,263,400 and a shareholders’ deficit of $(3,222,464).

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2008 we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2008 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

Lumber & Company

On April 8, 2008, Lumer & Company filed a claim in the Superior Court of California, City and County of San Francisco for breach of contract related to unpaid accounting service fees, CGC 08-474007. On June 25, 2008, a judgment was entered against the Company for $58,175.66, including prejudgment interest and cost.

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

None.

ITEM 6. EXHIBITS

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

