Form 10-Q/A
period 2008-09-30
FLASHZERO CORP.
filed 2022-11-18
CIK 1106861

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

As of September 30, 2008, there were 33,374,000 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007(audited)
ASSETS
Current Assets:

Cash and cash equivalent	$37,381	$37,482
Total Current Assets	37,381	37,482

Fixed Assets	2,736	3,613
Total Fixed Assets, net	2,736	3,613
Other Assets
Deposit-State Board of Equalization	–	2,000
Utility Deposit	–	118
Total Assets	$40,116	$43,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Account Payables	$762,915	$791,622
Accrued Salaries	749,319	729,319
Notes payable to Randick, O’Dea & Tooliatos, LLP	250,000	264,504
Notes Payables- current	343,306	–
Loan Payable to Related Parties	121,291	101,518
Accrued Payroll Taxes	44,472	42,942
Taxes Payable	8,674	4,817
Total Current Liabilities	2,280,077	1,934,722

Long Term Liabilities
Due to related parties	1,032,900	1,028,831
Total Liabilities	3,312,977	2,963,553

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 33,374,000, and 31,373,738 shares issued and outstanding	33,374	31,374
Additional paid-in capital	2,371,636	2,364,660
Accumulated deficit	(5,677,871)	(5,316,374)

Total Stockholders’ Deficit	(3,272,861)	(2,920,340)

Total Liabilities and Stockholders' Deficit	$40,116	$43,213

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Revenue	$–	$191	$–	$574
Cost of revenue	–	25	–	76
Gross Profit	–	166	–	498

Operating expenses:
Depreciation	(822)	–	(2,995)	–
General & administrative expenses	(39,860)	(280,650)	(316,331)	(841,950)
Total Operating Expenses	(40,682)	(280,484)	(319,326)	(841,950)

Loss from operation	(40,682)	(280,484)	(319,326)	(841,452)

Other Income / (Expense)	(15,464)	(10,813)	(42,171)	(32,439)
Loss Before Tax	(56,146)	(291,297)	(361,497)	(873,891)

Taxation	–	(200)	(800)	(600)
Net Loss	$(56,146)	$(291,497)	$(362,297)	$(874,491)

Income per share	$0.02	$0.01	$0.01	$0.03
Weighted average shares outstanding	26,873,738	26,873,738	26,873,738	226,873,738

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY(DEFICIT)

For the Period Ended September 30, 2008 and 2007

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2007	26,873,738	$26,874	$2,262,622	$(4,150,386)	$(1,860,890)
Loss for the period ended March 31, 2007	–	–	–	(291,629)	(291,629)
Balance – March 30, 2007	26,873,738	26,874	2,262,622	(4,442,015)	(2,152,519)
Loss for the period ended June 30, 2007	–	–	–	(291,297)	(291,297)
Balance – June 30, 2007	26,873,738	26,874	2,262,622	(4,733,312)	(2,443,816)
Loss for the period ended September 30, 2007	–	–	–	(291,497)	(291,497)
Balance – September 30, 2007	26,873,738	$26,874	$2,262,622	$(5,024,809)	$(2,735,313)

Balance – January 1, 2008	31,373,738	$31,374	$2,364,660	$(5,316,374)	$(2,920,340)
Loss for the period ended March 31, 2008	–	–	2,000	(176,452)	(174,452)
Balance – March 30, 2008	31,373,738	31,374	2,366,660	(5,492,826)	(3,094,792)
Loss for the period ended June 30, 2008	–	–	1,227	(128,899)	(127,672)
Balance – June 30, 2008	31,373,738	31,374	2,367,887	(5,621,725)	(3,222,464)
Loss for the period ended September 30, 2008		–		(56,146)	(56,146)
Shares issued during the period	2,000,000	2,000	3,749	–	5,749
Balance – September 30, 2008	33,373,738	$33,374	$2,371,636	$(5,677,871)	$(3,272,861)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Nine Month Period Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(362,297)	$(874,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	–	–
Services perform as capital contribution	–	–
Utility Deposit	2,118	–
	–	–
Changes in assets and liabilities:
Account payable and accrued expense	(23,320)	393,271
Accrued salary	20,000	280,045
Note payable to TCI Holding company	328,802	164,504
Loan payable to related parties	19,773	36,671
Net cash used in operating activities	(14,924)	–

Cash flows from investing activities:
Acquisition of Equipment	–	–
	–	–

Cash flows from financing activities:
Common stock	2,000	–
Additional paid in capital	12,924	(1,002)
Net cash provided by financing activities	14,824	(1,002)

Net increase (decrease) in cash	(101)	–

Cash, beginning of year	37,482	38,484

Cash, end of year	$37,381	$37,482

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

September 30, 2008 and 2007

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of $5,677,871 as of September 30, 2008. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	September 30, 2008	September 30, 2007
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	September 30, 2008	September 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$(5,677,871)	$(5,316,374)
Less: valuation allowance	5,677,871	5,316,374
Net deferred tax asset	$–	$–

At December 31, 2008, the Company had net operating loss carry forwards of approximately $5,677,871 that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended September 30, 2008	For the three months ended September 30, 2007
Statement of Operations Data:
Net revenues	$–	$166
Operating expenses	$(40,682)	$(280,484)
Operating loss	$(40,682)	$(280,484)
Net loss	$(56,146)	$(291,497)

September 30, 2008
Balance Sheet Data:
Total assets	$40,116
Total liabilities	$3,312,977
Total stockholders' deficit	$(3,272,861)

Our total operating expenses decreased by $239,802 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The major change was a decrease of $240,790 in general and administration expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

We recognized $0 and $166 revenue during the three months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses

During the three months ended September 30, 2008, we incurred general and administrative expenses of ($39,860).

By comparison, during the three months ended September 30, 2007, we incurred general and administrative expenses of ($280,650).

Operating Loss

During the three months ended September 30, 2008 and 2007, we incurred depreciation of ($822) and $0, respectively. During the three months ended September 30, 2008 and 2007, we recognized operating losses of ($40,682) and ($280,484), respectively.

Loss before Income Tax

During the three months ended September 30, 2008 and 2007, we incurred other expenses of ($15,464) and ($10,813), respectively. During the three months ended September 30, 2008 and 2007, we recognized losses before income tax of $(56,146) and ($291,297), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended September 30, 2008 and $200 during the three months ended September 30, 2007.

Net Loss

During the three months ended September 30, 2008 and 2007, we recognized net losses of ($56,146) and ($291,497), respectively, due to the factors discussed above.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Revenue

We recognized $0 and $498 revenue during the nine months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses

During the nine months ended September 30, 2008, we incurred general and administrative expenses of ($316,331).

By comparison, during the nine months ended September 30, 2007, we incurred general and administrative expenses of ($841,950).

Operating Loss

During the nine months ended September 30, 2008 and 2007, we incurred depreciation of $2,995 and $0, respectively. During the nine months ended September 30, 2008 and 2007, we recognized operating losses of ($319,326) and ($841,452), respectively.

Loss before Income Tax

During the nine months ended September 30, 2008 and 2007, we incurred other expenses of ($42,171) and ($32,439), respectively. During the nine months ended September 30, 2008 and 2007, we recognized losses before income taxes of $361,497 and $873,891, respectively.

Provision for Income Tax

Income taxes recorded during the nine months ended September 30, 2008 and 2007 were ($800) and ($600), respectively.

Net Loss

During the nine months ended September 30, 2008 and 2007, we recognized net losses of ($362,297) and ($874,491), respectively, due to the factors discussed above.

CASH FLOW

As of September 30, 2008, we had cash or cash equivalents of $37,381, fixed assets of $2,736, no revenue generating activities or other source of income and we had outstanding liabilities of $3,312,977 and a shareholders’ deficit of $(3,372,861).

By comparison, as of December 31, 2007, we had cash or cash equivalents of $37,482, fixed assets of $3,613, no revenue generating activities or other source of income and we had outstanding liabilities of $2,963,553 and a shareholders’ deficit of $(2,920,340).

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2008 we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2008 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

Date: November 18, 2022	FLASHZERO CORP.
(fka The Children’s Internet, Inc.)

/s/ Thomas Fahrhöfer
Thomas Fahrhöfer
CEO and Director
(Chief Executive Officer and Principal Executive Officer)

/s/ Thomas J. Migotsch
Thomas J. Migotsch
CFO and Director
(Chief Financial Officer and Principal Accounting Officer)

