Form 10-K
period 2008-12-31
FLASHZERO CORP.
filed 2022-11-21
CIK 1106861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29611

FLASHZERO CORP.

fka The Children’s Internet, Inc.

(Exact name of registrant as specified in its charter)

Wyoming (formerly Nevada)	20-1290331
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Stresemannallee 4c

Neuss 41460

Germany

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number: +49 (0)2131-151 08

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter is approximately $66,198,587.

As of December 31, 2008, there were 48,286,306 common shares, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

EXPLANATORY NOTE

(Note: The following constituted our business plan during the 2007, and up to the end of fiscal 2009. After an analysis of the lack of progress, the Company filed a Form 15 with the SEC on July 28, 2010. The new Board has determined to seek other opportunities, and so the following plan is no longer effective.)

All references to “we,” “us,” “our,” “FZRO” or the “Company” in this Report refer to FlashZero Corp. fka The Children’s Internet, Inc., a Nevada corporation, unless the context states or implies otherwise.

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

ITEM 1. DESCRIPTION OF BUSINESS

(Note: The following constituted our business plan during the 2007, and up to the end of fiscal 2009. After an analysis of the lack of progress, the Company filed a Form 15 with the SEC on July 28, 2010. The new Board has determined to seek other opportunities, and so the following plan is no longer effective.)

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our business office is located at Stresemannallee 4c, Neuss 41460, Germany. Our telephone number is +49 (0)2131-151 08. Our leased office space consists of 4736 square feet in an office facility. We pay $5,000 per month on a month -to- month basis. Our facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

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

William Arnold v The Childrens Internet, Inc., Case No. RG 07-359949

On April 18, 2008, William Arnold filed suit against the Company for breach of contract relating to his written employment agreement commencing on December 2005. Mr. Arnold claims the Company agreed to pay a salary of $120,000 per annum, a performance bonus, and 1,000,000 shares of TCI common stock. Mr. Arnold is seeking $600,000 plus interest and punitive damages. As of December 31, 2008, the Company does not have legal counsel and has not filed an answer in this complaint and at the Status Conference neither the Company or counsel for William Arnold appeared at the hearing.

Stonefield Josephson, Inc

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

Note: This 10-K filing is being made on the current date. The current management does not have the legal files and it has been reported the entire case file for this action has been deleted and no records are available. On September 25, 2013 the Court reported the “Paper File Destroyed” and there are no records subsequent to the docket entries up to April 16, 2007. There is no further information available on this action.

Lumber & Company

On April 8, 2008, Lumer & Company filed a claim in the Superior Court of California, City and County of San Francisco for breach of contract related to unpaid accounting service fees, CGC 08-474007. On June 25, 2008, a judgment was entered against the Company for $58,175.66, including prejudgment interest and cost.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was approved for trading on the OTC Bulletin Board on December 23, 2004 under the trading symbol CITC Actual trading of our shares began on February 23, 2005. The following are the approximate high and low closing bid quotations on the OTC Bulletin Board since the first quarterly period of trading as reported on the online resources of Market Watch and Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Period	High Closing Bid	Low Closing Bid
1st Quarter 2007	$0.17	$0.08
2nd Quarter 2007	$0.18	$0.16
3rd Quarter 2007	$0.15	$0.13
4th Quarter 2007	$0.18	$0.17
1st Quarter 2008	$2.28	$0.58
2nd Quarter 2008	$2.20	$1.55
3rd Quarter 2008	$1.60	$1.30
4th Quarter 2008	$0.88	$0.65

Holders

As of December 31, 2008, there were 263 shareholders of record. The Company’s transfer agent is Transfer Online, 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

Dividend Policy

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

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

On October 24, 2008, TCI Holding caused to be filed against the Company and its board members the Petition and Application for Order Compelling Shareholders’ Meeting and Order to Show Cause and/or Petition for Writ of Mandamus to Compel Shareholders’ Meeting, and the Order to Show Cause (Case No.: 08 OC 00367 1B) (the “Petition” ). As described in greater detail in Footnote 7 below, the Company and TCI Holding have agreed that upon the occurrence of certain events as set forth in the Control Agreement (as such term is defined in Footnote 7) that TCI Holding would cause the Petition to be dismissed with prejudice

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

(Note: The following Plan of Operations constituted our business plan during the 2007, and up to the end of fiscal 2009. After an analysis of the lack of progress, the Company filed a Form 15 with the SEC on July 28, 2010. The new Board has determined to seek other opportunities, and so the following Plan of Operations is no longer effective.)

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

Plan of Operations

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

We accomplished none of these goals in the fiscal year 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes included elsewhere in this Form 10-K and are designed to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is comprised of:

•	Introduction. This section provides a general description of our business. This section also includes a table of selected financial data.

•	Results of Operations. This section provides our analysis of the significant line items on our consolidated statements of operations.

•	Going Concern Uncertainty. This section provides a discussion of our uncertainty to continue as a going concern.

•	Critical Accounting Policies. This section discusses the accounting policies we consider important to our financial condition and results of operations and that require us to exercise subjective or complex judgments in their application. This section also includes a discussion about recent accounting pronouncements and the impact those pronouncements are expected to have on our financial condition and results of operations.

•	Liquidity and Capital Resources, Debt and Lease Obligations. This section provides an analysis of our liquidity and cash flows as well as a discussion of our outstanding debt and commitments as of December 31, 2008.

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

Results of Operations

The Company has no revenue for the year ended December 31, 2008, as compared to $664 for the year ended December 31, 2007. For the year ended December 31, 2008, the Company has accumulated deficit of $5,717,998 compared to $5,316,374 for the year ended December 31, 2007. As of December 31, 2008, the Company lacks business operation, Management or offices.

Our total expenses decreased by $767,405 for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The decrease was primarily due to the decrease of $767,405 in general and administrative expenses.

Net loss for the year ended December 31, 2008 was $401,629 compared to $1,165,988 for the year ended December 31, 2007.

Going Concern Uncertainty

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2008, we had an accumulated deficit totaling $5,717,998. This raises substantial doubts about our ability to continue as a going concern.

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

Liquidity and Capital Resources, Debt and Lease Obligations

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2008 and 2007.

We used ($727,607) and $14,649, respectively, in cash for operating activities for the years ended December 31, 2008 and 2007.

Cash flows provided from investing activities were ($14,956) and ($838), respectively, for the years ended December 31, 2008 and 2007 primarily related to the acquisition of equipment.

Cash flows from financing activities were $742,463 and $14,485 for the years ended December 31, 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLASHZERO CORP.

fka The Children’s Internet, Inc.

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of FLASHZERO CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flashzero Corp. (the "Company") as of December 31, 2008, and the related statements of operations, changes in shareholders' equity and cash flows, for the period ended December 31, 2008, and the related notes collectively referred to as the "financial statements. The financial statement of FlashZero Corp. As of December 31, 2007, were audited by other auditors whose report dated March 31, 2008, expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company incurred a net loss of $401,629 for the year ended December 31, 2008, and an accumulated deficit of $5,717,998 at December 31, 2008. The continuation of the Company as a going concern through December 31, 2008, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since February 2022.

May 19th, 2022.

Lagos Nigeria

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalent	$37,381	$37,482
Total Current Assets	37,381	37,482

Fixed Assets	21,836	3,613
Total Fixed Assets, net	59,217	3,613
Other Assets
Deposit - State Board of Equalization	–	2,000
Utility Deposit	–	118
Total Assets	$59,217	$43,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Account Payables	$854,570	$791,622
Accrued Salaries	749,319	729,319
Notes payable to TCI Holding Co., LLC	–	264,504
Loan Payable to Related Parties	–	101,518
Accrued Payroll Taxes	–	42,942
Taxes Payable	–	4,817
Total Liabilities	1,603,889	1,934,722

Long Term Liabilities
Due to related parties	–	1,028,831
Total Liabilities	1,603,889	2,963,553

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 48,286,306, and 31,373,738 shares issued and outstanding	48,286	31,374
Additional paid-in capital	4,125,040	2,364,660
Accumulated deficit	(5,717,998)	(5,316,374)

Total Stockholders’ Deficit	(1,544,672)	(2,920,340)

Total Liabilities and Stockholders' Deficit	$59,217	$43,213

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
Revenue	$–	$766
Cost of Revenue	–	102
	–	664

Operating Expenses:
General & administrative expenses	355,195	1,122,600
Total operating expenses	355,195	1,122,600

Loss from operations	(355,195)	(1,121,936)

Other Income / (Expense)	(46,429)	(43,252)

Loss before income tax	–	800

Net Income / (loss)	$(401,629)	$(1,165,988)

Basic and diluted loss per share	$(0.012)	$(0.04)

Basic and diluted weighted average shares	48,286,306	26,873,738

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

For the Year Ended December 31, 2008, and 2007

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2007	26,873,738	$26,874	$2,262,622	$(4,150,386)	$(1,860,890)
Stock issue to TCI Holdings	4,500,000	4,500	(4,500)	–	–
Additional paid in capital	–	–	106,538	–	106,538
Loss for the year	137,284	137	–	(1,165,988)	137
Balance - December 31, 2007	31,373,738	$31,374	$2,364,660	$(5,316,374)	$(2,920,340)

Common stock issue for services	14,775,284	14,775	–	–	14,775
Stock issue for cash	2,000,000	2,000	7,750	5	9,755
Extinguishment of debts to adjudged parties	–	–	1,752,630	–	1,752,630
Stock issue for services	137,284	137	–	–	137
Net loss for the year	–	–	–	(401,629)	(401,629)
Balance - December 31, 2008	48,286,306	$48,286	$4,125,040	$(5,717,998)	$(1,544,672)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(401,629)	$(1,165,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,267	4,321
Amortization	–	1,260
Stock compensation	–	99,038
Services perform as capital contribution	–	7,500
Utility Deposit	2,118	(118)
	–	–
Changes in assets and liabilities:
Account payable and accrued expense	14,658	393,271
Accrued salary	20,000	280,045
Note payable to TCI Holding company	(264,504)	264,504
Loan payable to related parties	(101,518)	101,518
Net cash used in operating activities	(727,607)	14,649

Cash flows from investing activities:
Acquisition of Equipment	(14,956)	(838)
	(14,956)	(838)

Cash flows from financing activities:
Common stock	10,914	–
Additional paid in capital	1,760,380	–
Advance from majority shareholder	(1,028,831)	14,485
Net cash provided by financing activities	742,463	14,485

Net increase (decrease) in cash	(101)	(1,002)

Cash, beginning of year	37,482	38,484

Cash, end of year	$37,381	$37,482

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

December 31, 2008 and 2007

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of $5,717,998 as of December 31, 2008. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	December 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$(5,717,998)	$(5,316,374)
Less: valuation allowance	5,717,998	5,316,374
Net deferred tax asset	$–	$–

At December 31, 2008, the Company had net operating loss carry forwards of approximately $401,624 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company’s disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company’s internal control over financial reporting.

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

Interim management conducted an assessment of the effectiveness of the company’s internal control system as of December 31, 2008. In making this assessment, interim management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, interim management has concluded that internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Interim management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

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

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with generally accepted accounting principles. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has not been audited by OLAYINKA OYEBOLA & CO., an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(Note: The following information relates to our business in the fiscal year 2008. New Officers and Board members were appointed on March 28, 2022.)

OUR DIRECTORS AND EXECUTIVE OFFICERS AS OF DECEMBER 31, 2008 WERE AS FOLLOWS:

Name	Age	Position
Sholeh Hamedani	41	Chairman of the Board of Directors
Richard J. Lewis, III	56	Acting Chief Executive Officer and Acting Chief Financial Officer
Jamshid Ghosseiri	69	Secretary, Director
Tyler Wheeler	38	Director
Roger Campos, Esq.	62	Director

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

OUR DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 28, 2022.

Name	Age	Position
Thomas Fahrhöfer	52	Chief Executive Officer and Chairman of the Board of Directors
Thomas J. Migotsch	45	Chief Financial Officer
Thomas Graus	39	Secretary and Director

Thomas Fahrhöfer, Chief Executive Officer and Chairman of the Board of Directors

Mr. Fahrhoefer has exeperience in the field of pharmaceutical wholesaling and business development in the health care industry. In 2002, he received his diploma as a state-certified pharmaceutical sales representative after working for several years in the management of various German companies. In 2001, he joined Pfizer Germany and started his career in the pharmaceutical business. He was with Pfizer Germany from 2001 to 2003 before joining Sanochemia AG in 2003 in the global management of the Diagnostics business unit. In 2009, he founded CS Diagnostics GmbH Germany which over the years has grown into the CS Diagnostics Group which includes CS Diagnostics GmbH, Lapharm GmbH, CS Interpharm LLC and CS Diagnostics Corp.

Thomas J. Migotsch, Chief Financial Officer

Mr. Migotsch received his university degree in business administration from the Otto-Friedrich University of Bamberg in 2002. After an internship at Sanofi Winthrop GmbH, he joined DaimlerChrysler in the Mercedes Benz Motorsport Division. Until 2006, he was responsible for press releases of the DTM, Formula 3 and Formula 1 (McLaren Mercedes) for DaimlerChrysler. From 2006 to the present day, he has taken a leading role in various projects in connection with professional motorsport and Formula 1 drivers. In 2012, he founded the Swiss consulting company SGM AG, with which he still develops strategy concepts and business plans for renowned companies.

Thomas Graus, Secretary and Director

Mr. Graus has experience in the field of medical technology and in the development of distribution networks. In 2002, he received his diploma as an accountant from the commercial college in Sterzing, Italy. His professional career started in the field of industrial hall construction with the German company Wolf System GmbH. From 2005, he was assigned with the company EUROMET LTD in the field of road and tunnel construction in Poland and Italy, he fulfilled this role until 2011 and then moved to EURO GUS GROUP A.S. which is active in the field of trade in metals and precious metals. At the beginning of 2018, he moved to the Swiss company PERISO SA, a technology developer in the field of medical technology, air purification and energy storage systems. At PERISO SA, he is still in charge in the installation of an international distribution network in his role as Head of Medical Division.

Involvement in Certain Legal Proceedings

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

William Arnold v The Childrens Internet, Inc., Case No. RG 07-359949

On April 18, 2008, William Arnold filed suit against the Company for breach of contract relating to his written employment agreement commencing on December 2005. Mr. Arnold claims the Company agreed to pay a salary of $120,000 per annum, a performance bonus, and 1,000,000 shares of TCI common stock. Mr. Arnold is seeking $600,000 plus interest and punitive damages. As of December 31, 2008, the Company does not have legal counsel and has not filed an answer in this complaint and at the Status Conference neither the Company or counsel for William Arnold appeared at the hearing.

Stonefield Josephson, Inc

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

Note: This 10-K filing is being made on the current date. The current management does not have the legal files and it has been reported the entire case file for this action has been deleted and no records are available. On September 25, 2013 the Court reported the “Paper File Destroyed” and there are no records subsequent to the docket entries up to April 16, 2007. There is no further information available on this action.

Lumber & Company

On April 8, 2008, Lumer & Company filed a claim in the Superior Court of California, City and County of San Francisco for breach of contract related to unpaid accounting service fees, CGC 08-474007. On June 25, 2008, a judgment was entered against the Company for $58,175.66, including prejudgment interest and cost.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

To the Company’s knowledge, all persons who, during the fiscal year ended December 31, 2008, were directors or officers of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock, failed to file reports required by Section 16(a) of the Act during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

(Note: The following information relates to our business in the fiscal year 2008. New Officers and Board members were appointed on March 28, 2022.

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Sholeh Hamedani,	2006	$180,000	(1)	$0	$0	$0	$0	$0	$180,000
Former CEO and CFO	2007	144,194	(2)	$0	$0	$0	$0	$0	$144,194
Richard J. Lewis, III	2007	$0		$0	$0	$0	$0	$0	$0
Acting CEO and CFO	2008	$0		$0	$0	$0	$0	$0	$0

____________

(1) The officer’s salary was accrued but has not been paid through the date of this report.

(2) Ms. Hamedani resigned as Chief Executive Officer and Chief Financial Officer as of October 19, 2007.

Outstanding Equity Awards

No named executive officer had equity awards outstanding as of the end of the Company’s 2008 fiscal year.

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

The Company did not maintain a written employment agreement with Sholeh Hamedani during her service as Chief Executive Officer and Chief Financial Officer and does not maintain a written employment agreement with Richard Lewis for his role as acting Chief Executive Officer and Chief Financial Officer. Mr. Lewis served on an at-will basis at the pleasure and discretion of the Board of Directors of the Company.

Compensation of Directors

(Note: The following information relates to our business in the fiscal year 2008. New Officers and Board members were appointed on March 28, 2022.)

The following table sets for the compensation of the Company’s directors for the Company’s 2008 fiscal year:

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

____________

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(Note: The following information relates to our business in the fiscal year 2008. New Officers and Board members were appointed on March 28, 2022.)

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each of our directors, (ii) each named executive officer, (iii) all executive officers and directors as a group, and (iv) each person known by us to be a beneficial owner of more than 5% of any class of our common stock as of December 31, 2008. The percent of common stock outstanding in the table below is based on 48,286,306 shares of the outstanding Common Stock of the Company with voting power and does not include the 4,500,000 shares held in escrow for the benefit of the Company until released pursuant to the DSPA.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (#)	Percent of Common Stock Outstanding (Approximations)
Sholeh Hamedani, Chairman of the Board(2)	14,040,988	29.07%
Richard J. Lewis, Acting Chief Executive Officer and Chief Financial Officer(3)	14,040,988	29.0%
Jamshid Ghosseiri, Ph.D., Secretary, Director(4)	125,000	0.2%
Roger Campos, Director(4)	125,000	0.2%
Tyler Wheeler, CTO, Director(5)	1,125,000	2.32%
All Officers and Directors as a group (5 people)	15,415,988	31.92%
Shadrack Films, Inc.	14,040,988	29.07%
Two Dog Net, Inc.(6)	18,000,000	37.27%
The Children’s Internet Holding Company, LLC(3)	14,040,988	29.07%

____________

(1) Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent accountant for the year 2007 was Hunter & Renfro, LLP. The Company’s independent accountant for the year 2008 is OLAYINKA OYEBOLA & CO.

Audit Fees

Hunter & Renfro, LLP billed fees of $89,056 through March 31, 2008 for the review of the Company’s Quarterly Reports on Form 10-QSB from first through third quarters of 2007 and audit of the financial statements for the year ended December 31, 2007.

OLAYINKA OYEBOLA & CO. billed fees of $2,500 through March 31, 2009 for the review of the Company’s Quarterly Reports on Form 10-Q from first through third quarters of 2008 and audit of the financial statements for the year ended December 31, 2008.

Audit-Related Fees

Neither Hunter & Renfro, LLP (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) nor OLAYINKA OYEBOLA & CO. did not provide or bill for any audit-related services for the year ended December 31, 2008 or 2007.

Tax Fees

Neither Hunter & Renfro, LLP nor OLAYINKA OYEBOLA & CO. provided or billed for any professional services during the two years ended December 31, 2008 and 2007 in connection with tax advice, tax compliance or tax planning.

All Other Fees

Neither Hunter & Renfro (formerly known as Hunter, Flemmer, Renfro & Whitaker, LLP) nor OLAYINKA OYEBOLA & CO. provided any other professional services for the Company during the years ended December 2008 and 2007.

ITEM 15. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Exhibit Description
1	Lease Agreement entered into by Shadrack Films, Inc. dated March 11, 2004(8)

1.1	Definitive Stock Purchase Agreement dated as of October 19, 2007(9)

1.1	Definitive Interim Stock Purchase Agreement dated as of June 15, 2007(10)

1.1	Amendment No. 4 to the Definitive Stock Purchase Agreement dated March 18, 2008(11)

1.1	Amendment No. 3 to the Definitive Stock Purchase Agreement dated February 29, 2008(12)

1.1	Amendment No. 2 to the Definitive Stock Purchase Agreement dated February 6, 2008(13)

1.1	Amendment No. 1 to the Definitive Stock Purchase Agreement dated December 6, 2007(14)

1.2	Warrant to Purchase Common Stock of The Children’s Internet, Inc. dated December 6, 2007(14)

1.2	Assignment And Royalty Agreement(9)

1.3	Services Agreement entered into on December 6, 2007, but made effective as of October 19, 2007(14)

3.1	Articles of Incorporation, dated September 25, 1996(1)

3.2	Certificate of Amendment of Articles of Incorporation, dated February 10, 2000(1)

3.3	Certificate of Amendment of Articles of Incorporation, dated December 27, 2002(1)

3.4	Certificate of Designation of Series A Preferred Stock, dated November 8, 2002(1)

3.5	Articles of Domestication to Wyoming (17)

3.6	Articles of Amendment - Name change to FlashZero Corp. (17)

3.7	Bylaws(1)

10.1	Plan of Reorganization and Acquisition, July 3, 2002(1)

10.2	Consulting Agreement with Alan Schram, dated June 28, 2002(1)

10.3	License Agreement dated September 10, 2002(1)

10.4	Amendment to License Agreement, dated November 5, 2002(1)

10.5	Wholesale Sales & Marketing Agreement, dated March 3, 2003(2)

10.6	Stock Purchase Agreement, dated October 11, 2002(3)

10.7	Co-Location Agreement, dated July 11, 2003(4)

10.8	Independent Sales Agreement with Infolink, dated August 14, 2003(3)

10.9	Licensing Agreement with Infolink, dated August 14, 2003(3)

10.10	Co-Location Agreement, dated September 26, 2003(5)

10.12	Agreement between the Company and Crosslink Financial Communications dated February 25, 2005(6)

10.13	Loan Agreement, dated October 11, 2002(7)

10.14	TCI 2007 Equity Incentive Plan dated April 30, 2007(15)

14	Code of Ethics(16)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

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

(5) Incorporated by reference to Amendment 4 to the Company’s Registration Statement on Form SB-2, filed on February 13, 2004, as amended (Registration No. 333-103072).

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

(13) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on February 12, 2008.

(14) Incorporated by reference to the Form 8-K filed by the Company (File No. 000-29611) on December 12, 2007.

(15) Incorporated by reference to the Form 10-KSB filed by the Company (File No. 000-29611) on May 18, 2007.

(16) Incorporated by reference to the Form 10-QSB filed by the Company (File No. 000-29611) on May 15, 2003.

(17) Incorporated by reference to the Form 10-Q filed by the Company (File No. 000-29611) on November 17, 2022.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

FLASHZERO CORP. fka THE CHILDREN’S INTERNET, INC.

Date: November 21, 2022	By:	/s/ Thomas Fahrhöfer
Thomas Fahrhöfer
Chief Executive Officer and Principal Executive Officer

Date: November 21, 2022	By:	/s/ Thomas J. Migotsch
Thomas J. Migotsch
Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Fahrhöfer	CEO, Chairman of the Board	November 21, 2022
Thomas Fahrhöfer

/s/ Thomas J. Migotsch	CFO, Director	November 21, 2022
Thomas J. Migotsch

/s/ Thomas Graus	Secretary, Director	November 21, 2022
Thomas Graus

