Form 10-Q
period 2009-03-31
FLASHZERO CORP.
filed 2022-11-21
CIK 1106861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of March 31, 2009, there were 48,286,306 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets:

Cash and cash equivalent	$37,381	$37,381
Total Current Assets	37,381	37,381

Fixed Assets	21,836	21,836
Total Fixed Assets, net	21,836	59,217

Total Assets	$59,217	$59,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Account Payables	$922,419	$854,570
Accrued Salaries	748,919	749,319
Total Liabilities	1,671,338	1,603,889

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 48,286,306, and 48,286,306 shares issued and outstanding	48,286	48,286
Additional paid-in capital	4,125,040	4,125,040
Accumulated deficit	(5,785,447)	(5,717,998)

Total Stockholders’ Deficit	(1,612,121)	(1,544,672)

Total Liabilities and Stockholders' Deficit	$59,217	$59,217

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008
Revenue	$–	$–
Cost of Revenue	–	–
	–	–

Operating Expenses:
Depreciation	–	1,086
General & administrative expenses	67,449	162,730
Total operating expenses	67,449	163,816

Loss from operations	(67,449)	(163,816)

Other Income / (Expense)	–	(12,636)

Net Income / (loss)	$(67,449)	$(176,452)

Basic and diluted loss per share	$(0.002)	$(0.01)

Basic and diluted weighted average shares	48,286,306	31,373,738

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY(DEFICIT)

For the Period Ended March 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2008	31,373,738	$31,374	$2,364,660	$(5,316,374)	$(2,920,340)
Loss for the period ended.	–	–	2,000	(176,452)	(174,452)
Balance – March 31, 2008	31,373,738	$31,374	$2,366,660	$(5,492,826)	$(3,094,792)

Balance – January 1, 2009	48,286,306	48,286	4,125,040	(5,717,998)	(1,544,672)
Loss for the period ended.	–	–	–	(67,449)	(67,449)
Balance - March 31, 2009	48,286,306	$48,286	$4,125,040	$(5,785,447)	$(1,612,121)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Period Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(67,449)	$(176,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	1,086
Services perform as capital contribution	–	–
Utility Deposit	–	118

Changes in assets and liabilities:
Account payable and accrued expense	67,849	106,540
Accrued salary	(400)	5,000
Note payable to TCI Holding company	–	55,899
Loan payable to related parties	–	6,352
Net cash used in operating activities	–	(1,457)

Cash flows from investing activities:

Cash flows from financing activities:
Advance from majority shareholder	–	2,000
Net cash provided by financing activities	–	2,000

Net increase (decrease) in cash	–	543

Cash, beginning of year	37,381	37,482

Cash, end of year	$37,381	$38,025

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

March 31, 2009 and 2008

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $37,381 cash equivalents for the period ended March 31, 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the period ended, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of $5,785,447 as of March 31, 2009. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	March 31, 2009	March 31, 2008
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	March 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$(5,785,447)	$(5,316,374)
Less: valuation allowance	5,785,447	5,316,374
Net deferred tax asset	$–	$–

At December 31, 2008, the Company had net operating loss carry forwards of approximately $5,316,374 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Statement of Operations Data:
Net revenues	$–	$–
Operating expenses	67,449	163,816
Operating loss	(67,449)	(163,816)
Net loss	$(67,449)	$(176,452)

March 31, 2009
Balance Sheet Data:
Total assets	$59,217
Total liabilities	1,671,338
Total stockholders' deficit	$(1,612,121)

Our total operating expenses decreased by $96,367 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The major change was a decrease of $95,281 in general and administration expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenue

We recognized $0 revenue during the three months ended March 31, 2009 and 2008.

General and Administrative Expenses

During the three months ended March 31, 2009, we incurred general and administrative expenses of $67,449.

By comparison, during the three months ended March 31, 2008, we incurred general and administrative expenses of $162,730.

Operating Loss

During the three months ended March 31, 2009 and 2008, we incurred depreciation of $0 and $1,086, respectively. During the three months ended March 31, 2009 and 2008, we recognized operating losses of ($67,449) and ($163,816), respectively.

Loss before Income Tax

During the three months ended March 31, 2009 and 2008, we incurred other expenses of $0 and ($12,636), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2009 and 2008.

Net Loss

During the three months ended March 31, 2009 and 2008, we recognized net losses of ($67,449) and ($176,452), respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2009, we had cash or cash equivalents of $37,381, fixed assets of $21,836, no revenue generating activities or other source of income and we had outstanding liabilities of $1,671,338 and a shareholders’ deficit of ($1,612,121).

By comparison, as of December 31, 2008, we had cash or cash equivalents of $37,381, fixed assets of $21,836, no revenue generating activities or other source of income and we had outstanding liabilities of $1,603,889 and a shareholders’ deficit of ($1,544,672).

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2008 and 2007, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2009, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2009 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

As of March 31, 2009, the stay was lifted in this litigation due to the final judgment in the SEC Complaint, below. On March 23, 2009, the Court granted the Motion for Relief of Counsel for The Childrens Internet, Inc. The Court continued a Status Conference for April 27, 2009.

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

William Arnold v The Childrens Internet, Inc., Case No. RG 07-359949

On April 18, 2008, William Arnold filed suit against the Company for breach of contract relating to his written employment agreement commencing on December 2005. Mr. Arnold claims the Company agreed to pay a salary of $120,000 per annum, a performance bonus, and 1,000,000 shares of TCI common stock. Mr. Arnold is seeking $600,000 plus interest and punitive damages. As of March 31, 2009, the Company does not have legal counsel and has not filed an answer in this complaint and at the Status Conference neither the Company or counsel for William Arnold appeared at the hearing. The Case was scheduled for trial on February 22, 2010 and a Status Conference was scheduled for October 8, 2009.

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

Date: November 21, 2022	FLASHZERO CORP.
(fka The Children’s Internet, Inc.)

/s/ Thomas Fahrhöfer
Thomas Fahrhöfer
CEO and Director
(Chief Executive Officer and Principal Executive Officer)

/s/ Thomas J. Migotsch
Thomas J. Migotsch
CFO and Director
(Chief Financial Officer and Principal Accounting Officer)

