Form 10-Q
period 2009-06-30
FLASHZERO CORP.
filed 2022-11-21
CIK 1106861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, there were 48,286,306 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets:

Deposit held in escrow	$37,381	$37,381
Total Current Assets	37,381	37,381

Fixed Assets	21,836	21,836
Total Fixed Assets, net	21,836	21,836
Utility Deposit	–	–
Total Assets	$59,217	$59,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Account Payables	$990,242	$854,570
Accrued Salaries	748,544	749,319
Total Current Liabilities	1,738,786	1,603,889

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 48,286,306, and 48,286,306 shares issued and outstanding	48,286	48,286
Additional paid-in capital	4,125,040	4,125,040
Accumulated deficit	(5,852,895)	(5,717,998)

Total Stockholders’ Deficit	(1,679,569)	(1,544,672)

Total Liabilities and Stockholders' Deficit	$59,217	$59,217

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	–
Gross Profit	–	–	–	–

Operating expenses:
Depreciation	–	1,087	–	(2,173)
General & administrative expenses	67,448	113,741	134,896	(276,471)
Total Operating Expenses	67,448	(114,828)	134,896	(278,644)

Loss from operation	(67,448)	(114,828)	(134,896)	(278,644)

Other Income / (Expense)	–	(14,071)	–	(26,707)
Loss Before Tax	–	(128,899)	–	(305,351)

Taxation	–	–	–	–
Net Loss	$(67,448)	$(128,899)	$(134,896)	$(305,351)

Income per share	$0.003	$0.01	$0.02	$0.01
Weighted average shares outstanding	26,873,738	26,873,738	26,873,738	26,873,738

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

For the Period Ended June 30, 2009 and 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2008	31,373,738	$31,374	$2,364,660	$(5,316,374)	$(2,920,340)
Loss for the period ended March 31, 2008	–	–	2,000	(176,452)	(174,452)
Balance – March 30, 2008	31,373,738	31,374	2,366,660	(5,492,826)	(3,094,792)
Loss for the period ended June 30, 2008	–	–	1,227	(128,899)	(127,672)
Balance – June 30, 2008	31,373,738	$31,374	$2,367,887	$(5,621,725)	$(3,222,464)

Balance – January 1, 2009	48,286,306	$48,286	$4,125,040	$(5,717,998)	$(1,544,672)
Loss for the period ended March 31, 2009	–	–	–	(67,449)	(67,449)
Balance – March 30, 2009	48,286,306	48,286	4,125,040	(5,785,447)	(1,612,121)
Loss for the period ended June 30, 2009	–	–	–	(67,448)	(67,448)
Balance – June 30, 2009	31,373,738	$48,286	$4,125,040	$(5,852,895)	$(1,679,569)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Six Months Period Ended
	June 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(134,896)	$(305,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Utility Deposit		2,118

Changes in assets and liabilities:
Account payable and accrued expense	135,672	208,426
Accrued salary	(775)	20,000
Notes payables- Current	–	56,194
Loan payable to related parties	–	15,227
Net cash used in operating activities	–	(3,386)

Cash flows from investing activities:
Acquisition of Equipment	–	–
	–	–

Cash flows from financing activities:
Additional paid in capital	–	3,282
Net cash provided by financing activities	–	3,282

Net increase (decrease) in cash	–	(104)

Cash, beginning of year	37,482	37,482

Cash, end of year	$37,381	$37,378

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

June 30, 2009 and 2008

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $37,381 cash equivalents for the period ended June 30, 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the period ended June 30, 2009 the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of $5,852,895 as of June 30, 2009. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	June 30, 2009	June 30, 2008
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	June 30, 2009	June 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$(5,852,895)	$(5,316,374)
Less: valuation allowance	(5,852,895)	5,316,374
Net deferred tax asset	$–	$–

At December 31, 2009, the Company had net operating loss carry forwards of approximately $401,624 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended June 30, 2009	For the three months ended June 30, 2008
Statement of Operations Data:
Net revenues	$–	$–
Operating expenses	67,448	114,828
Operating loss	(67,448)	(114,828)
Net loss	$(67,448)	$(128,899)

June 30, 2009
Balance Sheet Data:
Total assets	$37,381
Total liabilities	$1,738,786
Total stockholders' deficit	$(1,679,569)

Our total operating expenses decreased by $47,380 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The major change was a decrease of $46,293 in general and administration expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Revenue

We recognized $0 revenue during the three months ended June 30, 2009 and 2008.

General and Administrative Expenses

During the three months ended June 30, 2009, we incurred general and administrative expenses of $67,448.

By comparison, during the three months ended June 30, 2008, we incurred general and administrative expenses of $113,741.

Operating Loss

During the three months ended June 30, 2009 and 2008, we incurred depreciation of $0 and $1,087, respectively. During the three months ended June 30, 2009 and 2008, we recognized operating losses of ($67,448) and ($114,828), respectively.

Loss before Income Tax

During the three months ended June 30, 2009 and 2008, we incurred other expenses of $0 and ($14,071), respectively. During the three months ended June 30, 2009 and 2008, we recognized losses before income tax of $0 and ($128,899), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended June 30, 2009 and 2008.

Net Loss

During the three months ended June 30, 2009 and 2008, we recognized net losses of ($67,448) and ($128,899), respectively, due to the factors discussed above.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2008

Revenue

We recognized $0 revenue during the six months ended June 30, 2009 and 2008.

General and Administrative Expenses

During the six months ended June 30, 2008, we incurred general and administrative expenses of $134,896.

By comparison, during the six months ended June 30, 2008, we incurred general and administrative expenses of ($276,471).

Operating Loss

During the six months ended June 30, 2009 and 2008, we incurred depreciation of $0 and ($2,173), respectively. During the six months ended June 30, 2009 and 2008, we recognized operating losses of ($134,896) and ($278,644), respectively.

Loss before Income Tax

During the six months ended June 30, 2009 and 2008, we incurred other expenses of $0 and ($26,707), respectively. During the six months ended June 30, 2009 and 2008, we recognized losses before income taxes of $0 and ($305,351), respectively.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended June 30, 2009 and 2008.

Net Loss

During the six months ended June 30, 2009 and 2008, we recognized net losses of ($134,896) and ($305,351), respectively, due to the factors discussed above.

CASH FLOW

As of June 30, 2009, we had cash or cash equivalents of $37,381, fixed assets of $21,836, no revenue generating activities or other source of income and we had outstanding liabilities of $1,738,786 and a shareholders’ deficit of $(1,679,569).

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2009, we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2009 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

As of June 30, 2009, the Company was unable to retain counsel and the case was pending for answers by the Company and trial scheduled for November 23, 2009.

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

William Arnold v The Childrens Internet, Inc., Case No. RG 07-359949

On April 18, 2008, William Arnold filed suit against the Company for breach of contract relating to his written employment agreement commencing on December 2005. Mr. Arnold claims the Company agreed to pay a salary of $120,000 per annum, a performance bonus, and 1,000,000 shares of TCI common stock. Mr. Arnold is seeking $600,000 plus interest and punitive damages. As of June 30, 2009, the Company does not have legal counsel and has not filed an answer in this complaint and at the Status Conference neither the Company or counsel for William Arnold appeared at the hearing. The Case was scheduled for trial on February 22, 2010 and a Status Conference was scheduled for October 8, 2009.

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

