Form 10-K
period 2009-12-31
FLASHZERO CORP.
filed 2022-11-21
CIK 1106861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter is approximately $42,009,086.

As of December 31, 2009, there were 48,286,306 common shares, $0.001 par value, issued and outstanding.

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

As of December 31, 2009, the Plaintiff, William Arnold, has failed to appear at the status conferences and the Company has not retained counsel. The Court has ordered a Case Management conference for February 6, 2010.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was approved for trading on the OTC Bulletin Board on December 23, 2004 under the trading symbol CITC. Actual trading of our shares began on February 23, 2005. The following are the approximate high and low closing bid quotations on the OTC Bulletin Board since the first quarterly period of trading as reported on the online resources of Market Watch and Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Period	High Closing Bid	Low Closing Bid
1st Quarter 2009	$0.75	$0.65
2nd Quarter 2009	$1.50	$0.87
3rd Quarter 2009	$0.97	$0.74
4th Quarter 2009	$0.76	$0.51
1st Quarter 2008	$2.28	$0.58
2nd Quarter 2008	$2.20	$1.55
3rd Quarter 2008	$1.60	$1.30
4th Quarter 2008	$0.88	$0.65

Holders

As of December 31, 2009, there were 263 shareholders of record. The Company’s transfer agent is Transfer Online, 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

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

No other new shares were issued by the Company during the period from January 1, 2009 through the date of this report.

Definitive Stock Purchase Agreement

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

We accomplished none of these goals in the fiscal year 2009.

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

Results of Operations

The Company has no revenue for the years ended December 31, 2009 and 2008. For the year ended December 31, 2008, the Company has accumulated deficit of $5,987,791 compared to $5,717,998 for the year ended December 31, 2008. As of December 31, 2009, the Company lacks business operation, Management or offices.

Our total expenses decreased by $124,323 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease was primarily due to the decrease in general and administrative expenses.

Net loss for the year ended December 31, 2009 was $269,793 compared to $401,629 for the year ended December 31, 2008.

Going Concern Uncertainty

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2009, we had an accumulated deficit totaling $5,987,791. This raises substantial doubts about our ability to continue as a going concern.

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

Liquidity and Capital Resources, Debt and Lease Obligations

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2009 and 2008.

We used ($104) and ($727,607), respectively, in cash for operating activities for the years ended December 31, 2009 and 2008.

Cash flows provided from investing activities were $0 and ($14,956), respectively, for the years ended December 31, 2009 and 2008 primarily related to the acquisition of equipment.

Cash flows from financing activities were $0 and $742,463 for the years ended December 31, 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLASHZERO CORP.

fka The Children’s Internet, Inc.

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of FLASHZERO CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flashzero Corp. (the "Company") as of December 31, 2009, and 2008 and the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2009, and the related notes collectively referred to as the "financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, and 2008, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company incurred loss from operation of $230,872 for the year ended December 31, 2009, and an accumulated deficit of $5,987,791 at December 31, 2009. The continuation of the Company as a going concern through December 31, 2009, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

May 19th, 2022.

Lagos Nigeria

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:

Cash and cash equivalent	$37,378	$37,381
Total Current Assets	37,378	37,381

Fixed Assets	21,836	21,836
Total Assets	$59,214	$59,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Account Payables	$1,154,390	$854,570
Accrued Salaries	719,289	749,319
Total Liabilities	1,873,679	1,603,889

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 48,286,306, and 48,286,306 shares issued and outstanding	48,286	48,286
Additional paid-in capital	4,125,040	4,125,040
Accumulated deficit	(5,987,791)	(5,717,998)

Total Stockholders’ Deficit	(1,814,465)	(1,544,672)

Total Liabilities and Stockholders' Deficit	$59,214	$59,217

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	230,872	355,195
Total operating expenses	230,872	355,195

Loss from operations	(230,872)	(355,195)

Other Income / (Expense)	(38,921)	(46,429)

Net Income / (loss)	$(269,793)	$(401,629)

Basic and diluted loss per share	$(0.001)	$(0.001)

Basic and diluted weighted average shares	48,286,306	48,286,306

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

For the Year Ended December 31, 2009, and 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2008	31,373,738	$31,374	$2,364,660	$(5,316,374)	$(2,920,340)
Stock issue for cash	16,775,284	16,775	7,750	–	24,525
Extinguishment of debts to adjudged parties	–	–	1,752,630	–	1,752,630
Stock issue for services	137,284	137	–	–	137
Loss for the year	–	–	–	(401,624)	(401,624)
Balance - December 31, 2008	48,286,306	48,286	4,125,040	(5,717,998)	(1,544,672)

Common stock issue for services	–	–	–	–	14,775
Net loss for the year	–	–	–	(269,793)	(269,793)
Balance - December 31, 2009	48,286,306	$48,286	$4,125,040	$(5,987,791)	$(1,814,465)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(269,793)	$(401,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,359	3,267

Changes in assets and liabilities:
Utility Deposit	–	2,118
Account payable and accrued expense	297,360	14,658
Accrued Salary	(30,030)	20,000
Note payable to TCI Holding company	–	(264,504)
Loan payable to related parties	–	(101,518)

Net cash used in operating activities	(104)	(727,607)

Cash flows from investing activities:	–	–
Acquisition of Equipment	–	(14,956)

Cash flows from financing activities:
Common stock	–	10,914
Advance from majority shareholder	–	(1,028,831)
Additional paid in capital	–	1,760,380
Net cash provided by financing activities	–	742,463

Net increase (decrease) in cash	(104)	(101)

Cash, beginning of year	37,482	37,482

Cash, end of year	$37,378	$37,381

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

December 31, 2009 and 2008

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $37,378 and $37,381 cash equivalents for the years ended December 31, 2009, and 2008.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of (5,987,791) as of December 31, 2009. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	December 31, 2009	December 31, 2008
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$(5,987,791)	$(5,717,998)
Less: valuation allowance	5,987,791	5,717,998
Net deferred tax asset	$–	$–

At December 31, 2009, the Company had net operating loss carry forwards of approximately $269,793 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2009, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2009 because of the identification of material weaknesses in our internal control over financial reporting. The lack of an effective control environment has been identified as a material weakness contributing to the inadequacy of the Company’s disclosure controls and procedures as further discussed below with respect to the weaknesses in the Company’s internal control over financial reporting.

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

Interim management conducted an assessment of the effectiveness of the company’s internal control system as of December 31, 2008. In making this assessment, interim management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, interim management has concluded that internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Interim management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

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

Management believes these deficiencies in internal control did not result in material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with generally accepted accounting principles. There is however, a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected as a result of the control environment weaknesses.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has not been audited by OLAYINKA OYEBOLA & CO., an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(Note: The following information relates to our business in the fiscal year 2008. New Officers and Board members were appointed on March 28, 2022.)

OUR DIRECTORS AND EXECUTIVE OFFICERS AS OF DECEMBER 31, 2009 WERE AS FOLLOWS:

Name	Age	Position
Sholeh Hamedani	42	Chairman of the Board of Directors
Richard J. Lewis, III	57	Acting Chief Executive Officer and Acting Chief Financial Officer
Jamshid Ghosseiri	70	Secretary, Director
Tyler Wheeler	39	Director
Roger Campos, Esq.	63	Director

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

As of December 31, 2009, the Plaintiff, William Arnold, has failed to appear at the status conferences and the Company has not retained counsel. The Court has ordered a Case Management conference for February 6, 2010.

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

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the executive officers for the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard J. Lewis, III	2009	$0	$0	$0	$0	$0	$0	$0
Acting CEO and CFO	2008	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards

No named executive officer had equity awards outstanding as of the end of the Company’s 2009 fiscal year.

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

The Company does not maintain a written employment agreement with Richard Lewis for his role as acting Chief Executive Officer and Chief Financial Officer. Mr. Lewis served on an at-will basis at the pleasure and discretion of the Board of Directors of the Company.

Compensation of Directors

(Note: The following information relates to our business in the fiscal year 2009. New Officers and Board members were appointed on March 28, 2022.)

The following table sets for the compensation of the Company’s directors for the Company’s 2009 fiscal year:

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

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each of our directors, (ii) each named executive officer, (iii) all executive officers and directors as a group, and (iv) each person known by us to be a beneficial owner of more than 5% of any class of our common stock as of December 31, 2009. The percent of common stock outstanding in the table below is based on 48,286,306 shares of the outstanding Common Stock of the Company with voting power and does not include the 4,500,000 shares held in escrow for the benefit of the Company until released pursuant to the DSPA.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (#)	Percent of Common Stock Outstanding (Approximations)
Sholeh Hamedani, Chairman of the Board(2)	14,040,988	29.07%
Richard J. Lewis, Acting Chief Executive Officer and Chief Financial Officer(3)	14,040,988	29.07%
Jamshid Ghosseiri, Ph.D., Secretary, Director(4)	125,000	0.2%
Roger Campos, Director(4)	125,000	0.2%
Tyler Wheeler, CTO, Director(5)	1,125,000	2.32%
All Officers and Directors as a group (5 people)	15,415,988	31.92%
Shadrack Films, Inc.	14,040,988	29.07%
Two Dog Net, Inc.(6)	18,000,000	37.27%
The Children’s Internet Holding Company, LLC(3)	14,040,988	29.07%

____________

(1) Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent accountant for the years ended 2009 and 2008 is OLAYINKA OYEBOLA & CO.

Audit Fees

OLAYINKA OYEBOLA & CO. billed fees of $2,500 through March 31, 2009 for the review of the Company’s Quarterly Reports on Form 10-Q from first through third quarters of 2008 and audit of the financial statements for the year ended December 31, 2008.

OLAYINKA OYEBOLA & CO. billed fees of $2,500 through March 31, 2010 for the review of the Company’s Quarterly Reports on Form 10-Q from first through third quarters of 2009 and audit of the financial statements for the year ended December 31, 2009.

Audit-Related Fees

OLAYINKA OYEBOLA & CO. did not provide or bill for any audit-related services for the years ended December 31, 2009 or 2008.

Tax Fees

OLAYINKA OYEBOLA & CO. did not provide or bill for any professional services during the two years ended December 31, 2009 and 2008 in connection with tax advice, tax compliance or tax planning.

All Other Fees

OLAYINKA OYEBOLA & CO. did not any other professional services for the Company during the years ended December 2009 and 2008.

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

