Form 10-Q
period 2010-03-31
FLASHZERO CORP.
filed 2022-11-21
CIK 1106861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

__________________________________

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

As of March 31, 2010, there were 48,286,306 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets:

Cash and cash equivalent	$37,378	$37,378
Total Current Assets	37,378	37,378

Fixed Assets	21,278	21,836
Total Assets	$58,656	$59,214

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:		–
Account Payables	$1,293,099	$1,154,390
Accrued Salaries	719,289	719,289
Total Liabilities	2,012,388	1,873,679

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 48,286,306, and 48,286,306 shares issued and outstanding	48,286	48,286
Additional paid-in capital	4,125,040	4,125,040
Accumulated deficit	(6,127,058)	(5,987,791)

Total Stockholders’ Deficit	(1,953,732)	(1,814,465)

Total Liabilities and Stockholders' Deficit	$58,107	$59,214

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2010	2009
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	134,626	67,449
Total operating expenses	134,626	67,449

Loss from operations	(134,626)	(67,449)

Other Income / (Expense)	(4,640)	–

Net Income / (loss)	$(139,267)	$(67,449)

Basic and diluted loss per share	$(0.00)	$(0.002)

Basic and diluted weighted average shares	48,286,306	48,286,306

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

For the Period Ended March 31, 2010 and December 2009

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2009	33,511,022	$33,511	$4,125,040	$(5,717,998)	$(1,559,447)
Common stock issued	14,775,284	14,775	–	–	14,775
Net loss for the year	–	–	–	(269,793)	(269,793)
Balance - December 31, 2009	48,286,306	48,286	4,125,040	(5,987,791)	(1,814,465)
Net loss for the period ended March 31, 2010	–	–	–	(139,267)	(139,267)
Balance – March 31, 2010	48,286,306	$48,286	$4,125,040	$(6,127,058)	$(1,953,732)

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

STATEMENTS OF CASH FLOWS

	For the Period Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(139,267)	$(67,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	557	–
Changes in assets and liabilities:	138,710	67,449

Net cash used in operating activities	–	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Common stock issued	–	–
Net cash provided by financing activities		–

Net increase (decrease) in cash	–	–

Cash, beginning of year	37,378	37,381

Cash, end of year	$37,378	$37,381

The accompanying notes are an integral part of these financial statements.

FLASHZERO CORP.

(Formerly Children’s Internet Inc)

Notes to the Financial Statements

March 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Children's Internet, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 25, 1996, under the name D.W.C. Installations. At that date, 2,242,000 shares were issued to a small group of shareholders. The Company was primarily inactive until July 3, 2002 when Shadrack Films, Inc. (Shadrack) purchased 2,333,510 newly-issued shares of the Company’s common stock for $150,000, thereby obtaining a majority ownership interest. The total issued and outstanding shares of the Company was increased to 4,575,510 shares as a result of this sale to Shadrack. On December 27, 2002, the Company’s name was changed from D.W.C. Installations to The Children’s
Internet, Inc.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $37,378 cash equivalents for the period ended March 31, 2010, and 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has accumulated deficit of $6,127,058 as of March 31, 2010. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Net deferred tax assets consist of the following components as of:

	March 31, 2010	December 31, 2009
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	March 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$(6,127,058)	$(5,987,791)
Less: valuation allowance	6,127,058	5,987,791
Net deferred tax asset	$–	$–

At March 31, 2010, the Company had net operating loss carry forwards of approximately $139,267 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following selected statement of operations and balance sheet data for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 were derived from our financial statements and notes thereto included in this report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Plan of Operation" below, and our unaudited financial statements, including the related notes to the financial statements.

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Statement of Operations Data:
Net revenues	$–	$–
Operating expenses	$134,626	$67,449
Operating loss	$(134,626)	$(67,449)
Net loss	$(139,267)	$(67,449)

March 31, 2010
Balance Sheet Data:
Total assets	$58,656
Total liabilities	2,012,388
Total stockholders' deficit	$(1,953,732)

Our total operating expenses increased by $67,177 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The major change was an increase of general and administration expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenue

We recognized $0 revenue during the three months ended March 31, 2010 and 2009.

General and Administrative Expenses

During the three months ended March 31, 2010, we incurred general and administrative expenses of $134,626.

By comparison, during the three months ended March 31, 2009, we incurred general and administrative expenses of $67,449.

Operating Loss

During the three months ended March 31, 2010 and 2009, we incurred depreciation of $557 and $0, respectively. During the three months ended March 31, 2010 and 2009, we recognized operating losses of ($134,626) and ($67,449), respectively.

Loss before Income Tax

During the three months ended March 31, 2010 and 2009, we incurred other expenses of ($4,640) and $0, respectively.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2010 and 2009.

Net Loss

During the three months ended March 31, 2010 and 2009, we recognized net losses of ($139,267) and ($67,449), respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2010, we had cash or cash equivalents of $37,378, fixed assets of $21,278, no revenue generating activities or other source of income and we had outstanding liabilities of $2,012,388 and a shareholders’ deficit of $(1,953,732).

By comparison, as of December 31, 2009, we had cash or cash equivalents of $37,378, fixed assets of $21,836, no revenue generating activities or other source of income and we had outstanding liabilities of $1,873,679 and a shareholders’ deficit of ($1,814,465).

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2009 and 2008, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2010 we have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2010 because of the identification of material weaknesses in our internal control over financial reporting. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this report or subsequent to the end of the period covered by this report. Our size and limited financial resources prevent us from employing sufficient personnel currently to enable us to have an adequate segregation of duties within our internal control system.

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

As of March 31, 2010, the Plaintiff, William Arnold, has failed to appear at the status conferences and the Company has not retained counsel. The Court dismissed this action on April 1, 2010 with prejudice.

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

