Form 10-Q
period 2025-06-30
CS DIAGNOSTICS CORP.
filed 2025-10-09
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from December 31 2025 to June 30 2025

Commission File Number 000-29611

CS DIAGNOSTICS CORP.

(Exact name of registrant as specified in its charter)

Wyoming	20-1290331
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1603 Capitol Avenue, Suite 413, Cheynne, WY 82001, USA

(Address of principal executive offices)

+1 (307) 395 7333

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CSDX	OTCQB
Preferred Stock A Series, par value $0.001 per share	CSDX	OTCQB
Preferred Stock B Series, par value $0.001 per share	CSDX	OTCQB
Preferred Stock C Series, par value $0.001 per share	CSDX	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act).

☐ Yes ☒ No

As of June 30, 2025, there were 137,340,200 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CS DIAGNOSTICS CORP. CSDX
BALANCE SHEET
FOR THE PERIOD ENDED June 30 2025

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Current Assets
Cash	196	501
Other Receivables	31,181	-
Total Current Assets	$31,377	$501
Intangible Assets	499,400,000	499,400,000
Total Assets	$499,431,377	$499,400,501

Liabilities and Stockholders’ Deficit
Current Liabilities
Account Payables	-	1,428
Non-current liabilities		-
Total Liabilities	$0	$1,428

Shareholder's Equity / (Deficit)

Common stock, $0.00001 par value; 250,000,000 shares authorized,137,340,200 shares issued and outstanding as of June 30, 2025	1,373	1,373

Preferred stock Series A, $0.00001 par value;1,000,000 shares authorized, 10 shares issued and outstanding as of June 30, 2025	-	-

Preferred stock Series B, $0.00001 par value; 20,000,000 shares authorized, 19,992,575 shares issued and outstanding as of June 30, 2025	2,000	2,000

Preferred stock Series C, $0.00001 par value; 4,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025	40	-

Additional paid-in capital	504,163,629	504,163,629

Accumulated deficit	(4,735,665)	(4,767,928)

Total Stockholders’ Equity /(Deficit)	$499,431,377	$499,399,073

Total Liabilities and Stockholders' Equity /(Deficit)	$499,431,377	$499,400,501

The accompanying notes are an integral part of these financial statements

STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2025 (Unaudited)

	For The Three Months Ended June 30 2025	For The Three Months Ended June 30 2024	For The Six Months Ended June 30 2025	For The Six Months Ended June 30 2024

Revenue	730	45,159	71,150	98,417

Revenue	$730.00	$45,159.00	$71,150.00	$98,417.00

Operating Expenses

Professional Fee	14	40,709	16,533	85,264
Research & Development expenses	0		0
General & Administrative Expenses	520	101	22,354	241
Total Operating expenses	534	40,810	38,887	85,505

Income/loss) from Operations	$196	$4,349	$32,263	$12,912

Other Income / (Expense)	-
Debt Written off

Net Income / (loss)	$196	$4,349	$32,263	$12,912
Basic and diluted loss per share	0.00	0.00	0.00	0.00
basic and diluted loss weighted average shares	137,430,200	123,290,200	137,430,200	123,290,200

The accompanying notes are an integral part of these financial statements.

CS DIAGNOSTICS CORP.
STATEMENT OF STOCKHOLDERS (DEFICIT)
FOR THE PERIOD ENDED June 30, 2025

	Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	20,000,000	$2,000	$0	$0	110,790,200	$1,018	$504,173,122	$(4,798,689)	$499,407,451
Reversed Stock Split	-	-			-	-	-	-	-
Shares Issued/Converted	(1,325)	$0	$0	$0	26,500,000	$355	$(9,493)	-	$(9,138)
Net income (loss) for the year	-	-			-	-	-	$761	$761
Balance, December 31, 2024	19,998,675	$2,000	$0	$0	137,290,200	$1,373	$504,163,629	$(4,767,928)	$499,399,073

Balance, March 31, 2025	19,992,575	2,000	4,000,000	40	137,340,200	1,373	504,163,629	(4,735,861)	499,431,181
Shares Issued/Converted
Net income (loss) for the period ended June 30,2025								$196	$196
Shares Issued in acquisition of Assets
Balance, June 30, 2025	19,992,575	2,000	4,000,000	40	137,340,200	1,373	504,163,629	(4,735,665)	499,431,377

The accompanying notes are an integral part of these financial statements.

CS DIAGNOSTICS CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED June 30, 2025 (Unaudited)

	For the Six Months Ended June 30
	2025	2024

Cash flows from operating activities

Net profit/ (loss)	32,264	4,349
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Other Receivables	(31,181)	8564
Account payables	(1,428)	(613)

Net cash used in operating activities	$(345)	$12,300

Cash flows from investing activities

Intangible Asset		(499,444,401)

Net cash provided by Investing activities		$(499,444,401)

Cash flows from financing activities

Additional Capital Paid Up		499,444,401
Series C Shares	40	-

Net cash provided by financing activities	$40	$499,444,401.00

Net increase /(decrease) in cash	(305)	12,300
Cash beginning of period	501	8,767
Cash end of period	$196	$21,067

The accompanying notes are an integral part of these financial statements.

CS Diagnostics, Corp.

Notes to the Financial Statements

June 30, 2025, and December 31, 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CS Diagnostics Corp., (the "Company") a Wyoming Corporation in the United State, CS Diagnostics Corp., is a United States based Corporation, its focus is on improving therapy results and reducing side effects. In addition, it offers international companies in the medical industry access to markets and the service of approval of medical products in Europe and the MENA regions. Furthermore, it develops its own products with the aim of maximizing patient benefit. We work hand in hand with universities, experts and experienced users as well as with our users, as well as with our own R&D team, in order to always offer the most innovative products in medical technology.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were no cash equivalents for the period ended March 31, 2024, and 2023

Fair Value of Financial Instruments

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the period ended June 30, 2025 and 2024, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has accumulated deficit of $(-4,735,665) on June 30, 2025. The continuation of the Company as a going concern through June 30, 2025, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

NOTE 4 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of:

	June 30, 2025	December 31, 2024
Federal income tax benefit attributable to:
Current Operations	$—	$—
Less: valuation allowance	—	—
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	June 30, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$—	$—
Less: valuation allowance	—	—
Net deferred tax asset	$—	$—

On June 30, 2025, the Company had net operating loss carry forwards of approximately $(4,735,665) that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported in the June 30 2025, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect our current corporate structure and organization as if such structure had been in place throughout all periods presented.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. Such factors include, among others, the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere herein. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

CS Diagnostics Corp. (the “Company”) is a Wyoming-based corporation focused on improving therapeutic outcomes and minimizing side effects through innovative medical technologies. The Company collaborates with universities, research institutions, and healthcare professionals to develop, license, and commercialize diagnostic and therapeutic products. In addition, the Company provides international firms in the medical sector with regulatory approval services and market access throughout Europe and the MENA regions.

During the six months ended June 30, 2025, the Company continued transitioning from its development stage to an operational phase, emphasizing cost management, operational efficiency, and the expansion of its intellectual property portfolio.

Results of Operations

Revenues.

Total revenues for the six months ended June 30, 2025, were $71,150, compared to $98,417 for the same period in 2024, representing a decrease of approximately 28%. This decline was primarily attributable to reduced diagnostic service activity and lower one-time licensing income relative to the prior year. The Company anticipates that the implementation of new service agreements and the expansion of its diagnostic offerings will stabilize and potentially increase revenues during the remainder of 2025.

Operating Expenses.

Total operating expenses decreased significantly to $38,887 for the six-month period ended June 30, 2025, from $85,505 for the same period in 2024. The reduction was mainly due to lower professional fees as several one-time legal, audit, and consulting engagements were completed in 2024. Research and development expenses were minimal as the Company shifted resources from product development to commercialization. General and administrative expenses rose modestly to $22,354, reflecting increases in compliance-related and reporting costs associated with the Company’s OTCQB listing status.

Net Income.

For the six months ended June 30, 2025, the Company recorded net income of $32,263, compared with $12,912 in the prior-year period. The improvement resulted primarily from the reduction in operating expenses and the absence of any significant financing or debt-related costs.

Liquidity and Capital Resources

As of June 30, 2025, the Company had total assets of $499,431,377, compared to $499,400,501 at December 31, 2024. The asset base consists primarily of intangible assets of approximately $499.4 million and additional paid-in capital contributed by shareholders. Cash and cash equivalents totaled $196 as of June 30, 2025, compared to $501 at year-end 2024.

The Company reported no outstanding liabilities as of June 30, 2025, compared to $1,428 in accounts payable as of December 31, 2024, reflecting an improved current balance sheet position.

Cash flow activities for the six-month period ended June 30, 2025, were as follows:

•	Net cash used in operating activities: $(345)
•	Net cash used in investing activities: $(499,444,401) primarily related to intangible asset acquisitions
•	Net cash provided by financing activities: $499,444,401 reflecting equity infusions and issuance of preferred shares

Management believes that the Company’s capital requirements will continue to be met through shareholder support and, if necessary, through external financing arrangements. While liquidity remains limited, management expects ongoing operational revenues and capital infusions to support continuing operations through 2026.

Capital Structure

As of June 30, 2025, the Company’s capital structure was as follows:

Common Stock: 137,340,200 shares issued and outstanding

Preferred Stock Series A: 10 shares issued and outstanding

Preferred Stock Series B: 19,992,575 shares issued and outstanding

Preferred Stock Series C: 4,000,000 shares issued and outstanding

Total additional paid-in capital amounted to $504,163,629, with an accumulated deficit of $(4,735,665).

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continuation depends upon its ability to achieve profitability and obtain additional financing to fund its operations. Although management believes that current shareholders and potential investors will continue to provide financial support, there can be no assurance that such funding will be available on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from this uncertainty.

Outlook and Strategic Initiatives

Management remains committed to executing its growth strategy, which focuses on:

•	Expansion of Diagnostic Services: Increasing market penetration in the United States, Europe, and MENA regions.
•	Product Development: Advancing proprietary technologies through research collaborations and internal R&D.
•	Licensing and IP Commercialization: Leveraging existing and newly acquired intellectual property to generate recurring revenues.
•	Operational Efficiency: Maintaining disciplined cost control and improving internal processes to sustain profitability.

The Company anticipates moderate revenue growth and improved cash flow in the second half of 2025 as newly executed licensing agreements begin to yield results and operational efficiencies continue to strengthen.

Conclusion

For the quarter ended June 30, 2025, CS Diagnostics Corp. demonstrated notable improvements in operational efficiency and cost control despite a reduction in revenues. The Company achieved positive net income and maintains a strong equity position supported by substantial intangible assets and shareholder funding.

Management remains focused on achieving sustainable growth through innovation, strategic partnerships, and prudent financial management to enhance long-term shareholder value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025.

Evaluation of Disclosure Controls and Procedures

Based on this evaluation, our PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also carried out an evaluation, under the supervision and with the participation of management, including the PEO and PFO, of changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause such differences include, among others, those discussed under “Risk Factors” in Part II, Item 1A of this Report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Report, the Company is involved in the following legal proceedings:

CS Diagnostics Corp. v. Wilson, U.S. District Court, Northern District of Texas (Dallas), Case No. 3:25-cv-01158-N

In May 2025, the Company initiated a civil action in the United States District Court for the Northern District of Texas against a minority shareholder who allegedly sold a substantial volume of CSDX stock after previously representing a long-term investment intent. The Company believes that these sales contributed to a decline in its stock price and negatively impacted investor confidence and potential business relationships. The complaint seeks damages and equitable relief. As of the date of this Report, the matter remains in the jurisdictional-discovery phase.

CS Diagnostics Corp. v. Wilson, U.S. District Court, District of Wyoming, Case No. 25-cv-213-SWS

On September 10, 2025, the Company filed a civil action in the United States District Court for the District of Wyoming after becoming aware that a third party was attempting to sell or license the Company’s MEDUSA diagnostic product while claiming ownership rights. The Company seeks damages, restitution, declaratory judgment, and injunctive relief to enforce its rights under the Exclusive License and Distribution Agreement. The matter is currently pending.

Item 1A. Risk Factors.

Investing in our company’s securities involves a high degree of risk. You should carefully consider and review the risks described below, together with all other information included or referred to in this report before purchasing our shares. There are numerous risks and uncertainties that are not known to us as of the time of this report and we might not consider its significance, which could adversely affect our business, financial condition, or results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to the Company

We expect to incur operating losses and experience negative cash flow and it is uncertain whether we will achieve future profitability.

We anticipate incurring operating losses until we generate sufficient revenue from our operations. Achieving profitability depends on our ability to ensure our products function as intended, gain market acceptance, and successfully develop and launch additional products and, or services. We cannot guarantee that we will generate sales or reach profitability. As a result, we cannot predict the extent of future losses or how long it may take to achieve profitability, if at all.

We may need to raise additional funds to finance our capital requirements, which is dilutive to your investment.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development and competition. We may need to raise additional funds to finance our capital requirements through private or public financings before such point for a variety of reasons, including our inability to achieve more substantial revenue operations as we anticipated, and to achieve a profitable level of operations. Such financing could include equity financing, which may be dilutive to members, or debt financing, which would likely restrict our ability to make acquisitions and borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. We do not currently have any commitments for additional financing. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our pre-production, sales and research and development activities and/or otherwise materially reduce our operations. Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources. Unless we begin to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available. No known alternative resources of funds are available in the event we do not generate sufficient funds from operations.

Our lack of history makes evaluating our business difficult.

We have a limited operating history and we may not sustain profitability in the future. In order to obtain and sustain profitability, we must:

-       compete with larger, more established competitors;

-       build, maintain, and enhance our portfolio of pharmaceutical products as well as our overall brand recognition; and

-       adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance.

Our Articles of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Articles of Incorporation, generally limits our officers’ and directors’ personal liability to the Company and its members for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Wyoming Business Corporation Act against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding") to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company's assets. Members who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

Risks Related to Business Operations

Adverse economic or other conditions in the markets in which we do business could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results are dependent upon our ability to commercialize our technology. If our technologies fail to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operation (FFO), cash flow, financial condition, ability to make distributions to members and common unit trading price could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

-       the national economic climate and the local or regional economic climate in the markets in which we operate, which may be adversely impacted by, among other factors, industry slowdowns, relocation of businesses and changing demographics;

-       increased operating costs, including need for research and development, salaries and rent;

-       changes in supply of or demand for similar or competing products;

-       the impact of changes in regulation;

-       earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses; and

-       changes in tax policy.

Our future revenue and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our products.

As we increase operations, our earnings may be sensitive to fluctuations in market prices and demand for our products and services.

In addition, after we commence operations, the demand for our pharmaceutical products could decline, whether because of supply or for any other reason, including competing products considered to be superior by end users. A decrease in the selling price received for our products or a decline in demand for our products after we commence operations could have a material adverse effect on our business, results of operations and financial condition

We have limited marketing capability.

We have limited marketing capabilities and resources. In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our products and services. Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts. Our failure to successfully develop our marketing capabilities, both internally and through third-party alliances, would have a material adverse effect on our business, operating results and financial condition. Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales of our products and services.

Our investments in product research and development may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

A key component of our growth strategy is exploring new and innovative pharmaceutical products through strategic acquisition, licensing and joint ventures. To the extent that we engage in these development and redevelopment activities, they will be subject to the following risks normally associated with these projects:

-       we may be unable to obtain financing for these projects on favorable terms or at all;

-       we may not complete development projects on schedule or within budgeted amounts;

-       we may encounter delays or refusals in obtaining all necessary regulatory approvals to distribute and sell our products to the public; and

-       we may encounter competition from more established and better capitalized companies in our industry.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our Chief Executive Officer. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Because we have a limited history of operations we may not be able to successfully implement our business plan.

As a development stage company, we have less than two years of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan, and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

If we fail to effectively manage our growth, our business, brand and reputation, results of operations and financial condition may be adversely affected.

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over-compensating and the challenges of integrating a rapidly growing employee base may impact profitability.

Additionally, if we do not effectively manage our growth, the quality of our product offerings could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, research and development and staffing improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.

We are operating in both mature and developing markets, and there is uncertainty as to acceptance of our products and services in these markets.

We researched the markets for our pharmaceutical products using our own personnel rather than third parties. We have conducted limited test marketing and thus have relatively little information on which to estimate our levels of sales, the amount of revenue our planned operations will generate and our operating and other expenses. There can be no assurance that we will be successful in our efforts to market our products or to develop our markets in the manner we contemplate.

Certain markets are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer. Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty. Thus, there can be no assurance that our products will become widely accepted. It is also difficult to predict with any assurance the future growth rate, if any, and size of these markets. If a substantial market fails to develop, develops more slowly than expected or becomes saturated with competitors or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.

There is a significant amount of competition in our market.

Our target market is extremely competitive. Competitive factors in the pharmaceutical industry inclusive innovation, cost and other factors. Our primary competitors are expected to include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors who have competitive product offerings for the markets we will seek to sell our products in. Further, there can be no assurance that new companies will not enter our markets in the future. Although we believe that our business model will be distinguishable from those of our competitors on the basis of our innovative research and development strategy, there can be no assurance that we will be able to penetrate any of our anticipated competitors'’ portions of the market. There can be no assurance that we will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

We are uncertain of our ability to protect our proprietary products.

In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and development techniques or otherwise gain access to our trade secrets and know-how.

We have not completed our trademark registrations.

We have not filed for protection for any trademarks in connection with our proposed business and marketing activities. Although we intend to pursue the registration of our marks in the United States and other countries, there can be no assurance that prior registrations and/or uses of one or more of such marks, or a confusingly similar mark, does not exist in one or more of such countries, in which case we might be precluded from registering and/or using such mark in certain countries.

There are economic and general risks relating to business.

The success of our activities is subject to risks inherent in business generally, including demand for products and services; general economic conditions; changes in taxes and tax laws; and changes in governmental regulations and policies.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations, in general, may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The laws and regulations concerning data privacy and data security are continually evolving, and our actual or perceived failure to comply with these laws and regulations could harm our business.

We are and will be subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users, which laws are currently in a state of flux and likely to remain so for the foreseeable future. If we fail to follow existing laws and regulations with respect to privacy-related matters or if consumers raise any concerns about our privacy practices, even if unfounded, it could damage our reputation and operating results.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Costs to comply with these laws may increase as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities. Security measures that we put in place to protect our data and the personal information of our employees, customers and partners could be breached due to cyber-attacks initiated by third party hackers, employee error or malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, to disable or degrade service or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any breach or unauthorized access could materially interfere with our operations or our ability to offer our services or result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our data, which could have an adverse effect on our business and operating results.

We may be liable if third parties misappropriate our customers' personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes.

These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

Risks Associated with the Pharmaceutical Industry

Regulatory Approval and Compliance Risks

The pharmaceutical industry is heavily regulated by government authorities, including the U.S. Food and Drug Administration (FDA) and similar agencies in other countries. The development, manufacturing, marketing, and sale of pharmaceutical products are subject to rigorous approval processes and ongoing regulatory compliance. Delays, denials, or the inability to obtain required regulatory approvals could materially and adversely affect the Company’s operations and financial performance.

Research and Development Risks

The Company’s success depends on its ability to develop and commercialize new pharmaceutical products. The process of research and development (R&D) is expensive, time-consuming, and subject to high levels of uncertainty. There is no guarantee that the Company’s R&D efforts will result in successful products, or that these products will achieve market acceptance.

Dependence on Key Products

The Company may rely heavily on one or more key products for a substantial portion of its revenue. Any disruption in the production, approval, or market acceptance of these products could have a material adverse effect on the Company’s financial performance.

Competition and Market Risks

The pharmaceutical industry is highly competitive, with many companies, including large multinational corporations, competing for market share. Competitors may develop and market products that are more effective, safer, or less expensive than the Company’s products, which could adversely affect its ability to compete successfully.

Patent Protection and Intellectual Property Risks

The Company’s success depends on its ability to protect its proprietary technology and products through patents and other intellectual property rights. There is no guarantee that the Company will obtain or maintain adequate intellectual property protection. Patent challenges, infringement claims, or the expiration of key patents could adversely affect the Company’s competitive position and profitability.

Manufacturing and Supply Chain Risks

The pharmaceutical manufacturing process is complex and subject to strict regulatory oversight. The Company may face risks related to supply chain disruptions, manufacturing delays, quality control issues, or reliance on third-party suppliers and contract manufacturers. Any such disruptions could harm the Company’s operations and reputation.

Liability and Litigation Risks

Pharmaceutical companies are frequently subject to product liability claims and litigation. The Company may face lawsuits related to its products, alleging adverse side effects, improper marketing, or other claims. Such litigation could result in significant legal costs, settlements, or judgments, as well as reputational damage.

Pricing and Reimbursement Risks

The pricing of pharmaceutical products is subject to government regulations, healthcare policies, and negotiations with payers, including insurance companies and government programs. Changes in pricing regulations, reimbursement policies, or pricing pressure from payers could negatively impact the Company’s revenue and profitability.

Market Acceptance and Commercialization Risks

Even if the Company successfully develops and obtains regulatory approval for its products, there is no assurance that these products will achieve market acceptance. Factors such as competition, pricing, marketing strategies, and healthcare provider preferences may impact the commercial success of the Company’s products.

Dependence on Key Personnel

The Company’s success depends on its ability to attract, retain, and motivate highly skilled executives, scientists, and other key personnel. The loss of key employees or the inability to recruit additional qualified personnel could adversely affect the Company’s operations and development efforts.

Risks Related to Changes in Laws and Regulations

The pharmaceutical industry is subject to frequent changes in laws, regulations, and policies. Changes in healthcare reform, drug approval processes, or other regulatory requirements could increase costs, delay product development, or otherwise negatively impact the Company’s business.

Global Market and Economic Risks

The Company may operate in or sell products to international markets, exposing it to risks such as currency fluctuations, geopolitical instability, trade restrictions, and economic conditions in foreign countries. These factors could affect the Company’s ability to conduct business globally.

Risks Related to COVID-19 or Other Pandemics

The pharmaceutical industry may be directly impacted by public health emergencies, including pandemics such as COVID-19. Such events could disrupt the Company’s supply chain, R&D efforts, regulatory approval processes, or market demand for its products.

Risks Related to being a Publicly Traded Company

Market Volatility

The Company’s common stock is publicly traded, and the market price of the stock may experience significant volatility due to various factors, including financial results, changes in the Company’s business or industry, general market conditions, and economic trends. Such volatility may impact the valuation of the Company and, indirectly, the value of the Shares.

Potential Dilution

As a publicly traded company, the Company may issue additional shares of common or preferred stock in the future, which could dilute the interests of existing shareholders, including investors in the offered securities. Such dilution may result from financing activities, employee compensation plans, or strategic transactions.

Dependence on Market Perception

The performance and valuation of the Company’s publicly traded common stock may depend significantly on market perception and investor sentiment. Negative news, adverse developments, or unfavorable market conditions could harm the Company’s reputation and adversely impact its financial condition and operations.

Compliance with Public Company Reporting Obligations

As a publicly traded company, the Company is subject to periodic reporting and other disclosure requirements under applicable securities laws. Compliance with these obligations involves significant costs, and any failure to timely or accurately meet these requirements could result in regulatory penalties, reputational harm, and adverse impacts on the Company’s financial performance.

Insider Ownership and Control

The Company’s officers, directors, and significant shareholders may hold a substantial portion of the Company’s publicly traded common stock, which could give them significant control over matters requiring shareholder approval, including corporate transactions. This control could conflict with the interests of other investors.

Risks of Delisting or Trading Suspension

The Company’s common stock is listed on OTC Markets. If the Company fails to meet applicable listing or trading requirements, its stock could be delisted or suspended from trading, which could significantly impair its liquidity and value, as well as the Company’s ability to raise capital.

Litigation and Regulatory Risks

Publicly traded companies often face heightened risks of shareholder litigation, regulatory scrutiny, and enforcement actions. Such risks could result in significant legal costs, settlements, or damages and may adversely impact the Company’s financial condition.

Impact of Securities Laws on Resale of Shares

The Company’s status as a publicly traded company may subject investors to certain legal and regulatory restrictions on the resale of the offered securities, particularly if the resale involves significant ownership stakes or affiliates of the Company.

Disclosure of Material Non-Public Information

As a publicly traded company, the Company must carefully manage its disclosure obligations. Purchasers of the offered securities should be aware that they may, at times, have access to material non-public information that could restrict their ability to trade in the Company’s publicly traded securities under applicable insider trading laws.

Risks Related to the Shares

Our Officers and Directors owns a significant percentage of our outstanding voting securities which could reduce the ability of minority securities holders to effect certain corporate actions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Officers and Directors maintain significant control and can determine his own salary and perquisites.

Our Officers and Directors own a majority of our outstanding voting securities. As a result, there may not be funds available for net income because he maintains significant control and can determine his own salary and perquisites.

We may, in the future, issue additional Shares which would reduce investors’ percent of ownership and may dilute our common membership unit value.

Our Articles of Incorporation authorize the issuance of 4,000,000 shares of the Series C Preferred Stock. The issuance of Preferred Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the units held by our investors and might have an adverse effect on any trading market for our common units.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our securities to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves. If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

There is no current established trading market for our Shares and if a trading market does not develop, purchasers of our securities may have difficulty selling their Shares.

There is currently no established public trading market for our Shares and an active trading market in our Shares may not develop or, if developed, may not be sustained. No market makers have committed to becoming market makers for our Shares and none may do so in the future.

Because we do not intend to pay any cash dividends on our Shares our members will not be able to receive a return on their Shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Shares in the foreseeable future. Unless we pay dividends, our members will not be able to receive a return on their Shares unless they sell them. There is no assurance that members will be able to sell Shares when desired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company continues to cooperate with its counsels and monitor developments in its pending civil actions described under Item 1. Management does not presently believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations; however, the ultimate results cannot be predicted with certainty. The Company will provide additional disclosure regarding any material developments through future filings with the Securities and Exchange Commission, including Current Reports on Form 8-K, as appropriate.

During the quarter ended June 30, 2025, and through the date of this Report, the Company also continued to evaluate strategic financing and partnership opportunities to support commercialization and regulatory initiatives. No definitive agreements have been executed as of the filing date.

There have been no material changes to the composition of the Board of Directors or executive officers since the Company’s last periodic filing.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith / Incorporated by Reference
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
104	Cover Page Interactive Data File (the Inline XBRL document contained in this Form 10-Q is embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 9, 2025	By:	/s/ Mohammad EsSayed

Mohammad EsSayed
Principal Financial Officer

