Form 10-Q
period 2025-09-30
CS DIAGNOSTICS CORP.
filed 2025-11-13
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act).

☐ Yes     ☒ No

As of September 30, 2025, there were 137,340,200 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CS Diagnostics, Corp.

Condensed Consolidated Balance Sheets

CS DIAGNOSTICS CORP. CSDX

BALANCE SHEET

FOR THE PERIOD ENDED SEPTEMBER 30 2025

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)

Assets
Current Assets
Cash	13	501
Other Receivables	31,000	-
Total Current Assets	$31,013	$501
Intangible Assets	499,400,000	499,400,000
Total Assets	$499,431,013	$499,400,501

Liabilities and Stockholders’ Deficit
Current Liabilities
Account Payables	1,609	1,428
Non-current liabilities		-
Total Liabilities	$1,609	$1,428

Shareholder's Equity / (Deficit)

Common stock, $0.00001 par value; 250,000,000 shares authorized,137,340,200 shares issued and outstanding as of September 30, 2025	1,373	1,373

Preferred stock Series A, $0.00001 par value;1,000,000 shares authorized, 10 shares issued and outstanding as of September 30, 2025	-	-

Preferred stock Series B, $0.00001 par value; 20,000,000 shares authorized, 19,992,575 shares issued and outstanding as of September 30, 2025	2,000	2,000

Preferred stock Series C, $0.00001 par value; 4,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025	40	-

Additional paid-in capital	504,161,838	504,163,629

Accumulated deficit	(4,735,847)	(4,767,928)

Total Stockholders’ Equity /(Deficit)	$499,429,404	$499,399,073

Total Liabilities and Stockholders' Equity /(Deficit)	$499,431,013	$499,400,501

The accompanying notes are an integral part of these financial statements.

CS Diagnostics, Corp.

Condensed Consolidated Statement of Operations

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(Unaudited)

	For The Three Months Ended September 30 2025	For The Three Months Ended September 30 2024	For The nine Months Ended September 30 2025	For The nine Months Ended September 30 2024

Revenue	23,050	7,964	94,200	106,381

Revenue	$23,050.00	$7,964.00	$94,200.00	$106,381.00

Operating Expenses

Professional Fee	23,162	7,358	39,695	92,622
Research & Development expenses	0		0
General & Administrative Expenses	70	70	22,424	311
Total Operating expenses	23,232	7,428	62,119	92,933

Income/loss) from Operations	$(182)	$536	$32,081	$13,448

Other Income / (Expense)	-
Debt Written off

Net Income / (loss)	$(182)	$536	$32,081	$13,448
Basic and diluted loss per share	0.00	0.00	0.00	0.00
basic and diluted loss weighted average shares	137,430,200	129,790,200	137,430,200	123,290,200

The accompanying notes are an integral part of these financial statements.

CS Diagnostics, Corp.

Condensed Consolidated Statement of Stockholders (Deficit)

CS DIAGNOSTICS CORP.

STATEMENT OF STOCKHOLDERS (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

	Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2024	20,000,000	$2,000	$0	$0	110,790,200	$1,018	$504,173,122	$(4,798,689)	$499,407,451
Reversed Stock Split	-	-			-	-	-	-	-
Shares Issued/Converted	(1,325)	$0	$0	$0	26,500,000	$355	$(9,493)	-	$(9,138)
Net income (loss) for the year	-	-			-	-	-	$761	$761
Balance, December 31, 2024	19,998,675	$2,000	$0	$0	137,290,200	$1,373	$504,163,629	$(4,767,928)	$499,399,073

Balance, June 30, 2025	19,992,575	2,000	4,000,000	40	137,340,200	1,373	504,163,629	(4,735,665)	499,431,181
Shares Issued/Converted							$(1,751)		$(1,751)
Net income (loss) for the period ended September 30,2025		-		-		-	-	$(182)	$(182)
Shares Issued in acquisition of Assets
Balance, September 30, 2025	19,992,575	2,000	4,000,000	40	137,340,200	1,373	504,161,838	(4,735,847)	499,429,404

The accompanying notes are an integral part of these financial statements.

CS Diagnostics, Corp.

Condensed Consolidated Statement of Cash Flows

CS DIAGNOSTICS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(Unaudited)

	For the Nine Months Ended September 30

	2025	2024

Cash flows from operating activities

Net profit/ (loss)	32,081	4,885
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Other Receivables	(31,000)	26,100
Account payables	(1,609)	893

Net cash used in operating activities	$(528)	$31,878

Cash flows from investing activities

Intangible Asset		(499,444,401)

Net cash provided by Investing activities		$(499,444,401)

Cash flows from financing activities

Additional Capital Paid Up		499,444,401
Series C Shares	40	-

Net cash provided by financing activities	$40	$499,444,401.00

Net increase /(decrease) in cash	(488)	31,878
Cash beginning of period	501	9,730
Cash end of period	$13	$41,608

The accompanying notes are an integral part of these financial statements.

CS Diagnostics, Corp.

Notes to the Financial Statements

September 30, 2025, and December 31, 2024

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the period ended September 30, 2025 and 2024, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has accumulated deficit of $(-4,735,847) on September 30, 2025. The continuation of the Company as a going concern through September 30, 2025, is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Net deferred tax assets consist of the following components as of:

	September 30, 2025	December 31, 2024
Federal income tax benefit attributable to:
Current Operations	$—	$—
Less: valuation allowance	—	—
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	September 30, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$—	$—
Less: valuation allowance	—	—
Net deferred tax asset	$—	$—

On September 30, 2025, the Company had net operating loss carry forwards of approximately $(4,735,847) that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported on September 30 2025, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

During the nine months ended September 30, 2025, the Company continued transitioning from its development stage to an operational phase, emphasizing cost management, operational efficiency, and the expansion of its intellectual property portfolio.

Results of Operations

Revenues.

Total revenues for the nine months ended September 30, 2025, were $94,200, compared to $106,381 for the same period in 2024, representing a decrease of approximately 11%. This decline was primarily attributable to reduced diagnostic service activity and lower one-time licensing income relative to the prior year. The Company anticipates that the implementation of new service agreements and the expansion of its diagnostic offerings will stabilize and potentially increase revenues during the remainder of 2025.

Operating Expenses.

Total operating expenses decreased significantly to $62,119 for the nine-month period ended September 30, 2025, from $92,933 for the same period in 2024. The reduction was mainly due to lower professional fees as several one-time legal, audit, and consulting engagements were completed in 2024. Research and development expenses were minimal as the Company shifted resources from product development to commercialization. General and administrative expenses rose modestly to $22,424, reflecting increases in compliance-related and reporting costs associated with the Company’s OTCQB listing status.

Net Income.

For the nine months ended September 30, 2025, the Company recorded net income of $32,081, compared with $13,448 in the prior-year period. The improvement resulted primarily from the reduction in operating expenses and the absence of any significant financing or debt-related costs.

Liquidity and Capital Resources

As of September 30, 2025, the Company had total assets of $499,431,013, compared to $499,400,501 at December 31, 2024. The asset base consists primarily of intangible assets of approximately $499.4 million and additional paid-in capital contributed by shareholders. Cash and cash equivalents totaled $13 as of September 30, 2025, compared to $501 at year-end 2024.

The Company reported outstanding liabilities of $ 1,609 as of September 30, 2025, compared to $1,428 in accounts payable as of December 31, 2024, reflecting a temporary increase in the company liabilities position.

Cash flow activities for the nine-month period ended September 30, 2025, were as follows:

•	Net cash used in operating activities: $(528)

Management believes that the Company’s capital requirements will continue to be met through shareholder support and, if necessary, through external financing arrangements. While liquidity remains limited, management expects ongoing operational revenues and capital infusions to support continuing operations through 2026.

Capital Structure

As of September 30, 2025, the Company’s capital structure was as follows:

Common Stock: 137,340,200 shares issued and outstanding

Preferred Stock Series A: 10 shares issued and outstanding

Preferred Stock Series B: 19,992,575 shares issued and outstanding

Preferred Stock Series C: 4,000,000 shares issued and outstanding

Total additional paid-in capital amounted to $504,161,878, with an accumulated deficit of $(4,735,847).

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

Conclusion

For the quarter ended September 30, 2025, CS Diagnostics Corp. demonstrated notable improvements in operational efficiency and cost control despite a reduction in revenues. The Company achieved positive net income and maintains a strong equity position supported by substantial intangible assets and shareholder funding.

Management remains focused on achieving sustainable growth through innovation, strategic partnerships, and prudent financial management to enhance long-term shareholder value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025.

Evaluation of Disclosure Controls and Procedures

Based on this evaluation, our PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also carried out an evaluation, under the supervision and with the participation of management, including the PEO and PFO, of changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2025, and through the date of this Report, the Company also continued to evaluate strategic financing and partnership opportunities to support commercialization and regulatory initiatives. No definitive agreements have been executed as of the filing date.

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

Date: November 13, 2025	By:	/s/ Mohammad EsSayed
Mohammad EsSayed
Principal Financial Officer

