Form 10-K
period 2025-12-31
CS DIAGNOSTICS CORP.
filed 2026-04-15
CIK 1106861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number ________

CS DIAGNOSTICS CORP.

(Exact name of registrant as specified in its charter)

Wyoming	20-1290331
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1603 Capitol Avenue, Suite 413, Cheyenne, WY 82001, USA

(Address of principal executive offices)

+1 (307) 395 7333

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2025 was approximately $4,875,000, based on the closing price of $0.0975 per share on such date.

As of December 31, 2025, there were 249,992,200 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

2

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements that discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on the expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the control of management. Therefore, the actual results could differ materially from these forward-looking statements.

PART I

Item 1. Business.

The information required by this Item 1 is incorporated herein by reference to the section captioned "Business" in the Company's Registration Statement on Form 10-12G/A (Amendment No. 3), filed with the Securities and Exchange Commission on March 12, 2026 (File No. 000-29611), which is available on the SEC's EDGAR database at https://www.sec.gov/Archives/edgar/data/1106861/000121465926003205/cs3112601012ga3.htm  (the “Form 10 Amend. No. 3”).

Item 1A. Risk Factors.

The information required by this Item is incorporated herein by reference to the section captioned “Risk Factors” in Form 10 Amend. No. 3.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management

The Company’s risk management framework is designed to identify, assess, and mitigate risks that may affect its business operations, financial condition, and strategic objectives. Management is responsible for the day-to-day administration of risk management activities, while the Board of Directors provides oversight of the Company’s overall risk profile and strategic direction.

The Company operates in a highly regulated and competitive industry and is subject to a variety of risks, including, but not limited to, regulatory compliance risks, product development and commercialization risks, supply chain dependencies, intellectual property risks, and market acceptance uncertainties. Management evaluates these risks on an ongoing basis and implements controls and procedures intended to mitigate their potential impact. Such measures may include compliance programs, internal controls over financial reporting, quality assurance systems, and reliance on third-party experts and advisors.

The Board of Directors oversees the Company’s risk management processes and is responsible for monitoring significant risks and the steps management has taken to control such exposures. The Board receives periodic reports from management regarding key operational, financial, legal, and regulatory risks. Where appropriate, the Board may delegate certain oversight responsibilities to committees, including audit or governance committees, if established, which focus on specific risk areas such as financial reporting, internal controls, and corporate governance practices.

The Company’s strategy is focused on the development, commercialization, and distribution of innovative medical solutions, including its flagship product, CS Protect-Hydrogel, and its exclusive U.S. distribution rights for MEDUSA-SDP. The Company seeks to expand its market presence by leveraging its relationships within the healthcare and regulatory sectors, as well as through strategic partnerships and distribution agreements. Execution of this strategy is dependent on obtaining and maintaining necessary regulatory approvals, achieving market acceptance, and effectively managing operational and financial resources.

Governance

Governance practices are intended to support transparency, accountability, and compliance with applicable laws and regulations. The Company is committed to maintaining policies and procedures designed to promote ethical business conduct and regulatory compliance, including adherence to applicable securities laws, healthcare regulations, and industry standards. The Company may adopt or update governance policies as it continues to grow and as regulatory requirements evolve.

Item 2. Properties.

The information required by this Item is incorporated herein by reference to the section captioned “Properties” in Form 10 Amend. No. 3.

Item 3. Legal Proceedings.

The information required by this Item is incorporated herein by reference to the section captioned “Legal Proceedings” in Form 10 Amend. No. 3.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB of the OTC Markets under the ticker symbol, “CSDX.” The market for our common stock is limited and sporadic, and there is no assurance that an active trading market will develop or be sustained.

Fiscal Year end of December 31, 2025

	High	Low
Period ending December 31, 2025	0.4	0.1
Period ending September 30, 2025	0.33	0.046
Period ending June 30, 2025	0.3799	0.036
Period ending March 31, 2025	1.7575	0.1629
Period ending December 31, 2024	3.5	0.54
Period ending September 30, 2024	5.64	0.2
Period ending June 30, 2024	0.54	0.136
Period ending March 31, 2024	0.494	0.125
Period ending December 31, 2023	1.35	0.0215

Holders

As of December 31, 2025 there were 579 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans in place.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of CS Diagnostics Corp. (the “Company”) should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report or Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements due to a variety of factors, including those discussed under “Risk Factors.”

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and the related notes included elsewhere in this Annual Report or Form 10-K. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect our current corporate structure and organization as if such structure had been in place throughout all periods presented.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. Such factors include, among others, the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere herein. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Results of Operations

For the fiscal year ended December 31, 2025, the Company reported total revenue of $204,000, compared to $110,911 for the year ended December 31, 2024 and approximately $126,040 for the year ended December 31, 2023. The Company generated the increase in 2025 revenue primarily from a related-party Affiliate Revenue Agreement (the “ARA”).

Under the ARA, the Company receives fixed monthly contributions from affiliated entities of $17,000, or $204,000 on an annualized basis. This arrangement materially affected the Company’s reported revenue and net income for 2025. The Company entered into the ARA as a related-party, non-arm’s length transaction to support operations during its pre-commercialization phase. Accordingly, this revenue does not reflect revenue from third-party customers or the Company’s core business operations and may not be indicative of future operating performance.

The Company incurred operating expenses of $132,781 for the year ended December 31, 2025, compared to $110,150 for the year ended December 31, 2024. The Company attributes the increase primarily to higher general and administrative expenses associated with corporate activities, regulatory efforts, and public company compliance requirements. The Company expects operating expenses to increase as it continues regulatory and commercialization activities; however, the timing and magnitude of such increases remain uncertain.

The Company reported net income of $71,219 for the year ended December 31, 2025, compared to net income of $761 for 2024 and a net loss of approximately $22,000 for 2023. The Company attributes the increase in net income for 2025 primarily to related-party revenue under the ARA. This revenue represents a non-operational factor that may not recur, particularly if the ARA is modified or terminated.

Financial Condition

As of December 31, 2025, the Company reported total assets of $499,485,555, compared to $499,400,501 as of December 31, 2024. Intangible assets comprised substantially all of the Company’s asset base, totaling approximately $499.4 million, and consists primarily of intellectual property acquired in prior transactions. These assets are non-cash in nature and their recoverability depends on the Company’s ability to achieve future commercialization or otherwise realize value.

The Company reported current assets of $85,555 as of December 31, 2025, compared to $501 as of December 31, 2024. The increase resulted primarily from higher cash balances and undeposited funds. Cash totaled $6,813 at December 31, 2025. This cash balance is limited and may not be sufficient to support ongoing operations.

The Company reported total liabilities of $15,262 as of December 31, 2025, compared to $1,428 as of December 31, 2024. The increase resulted primarily from higher accounts payable. The Company does not have material long-term debt and continues to operate with limited leverage.

Liquidity and Capital Resources

The Company’s liquidity remains constrained. As of December 31, 2025, the Company reported cash of $6,813 and net cash used in operating activities of $6,312, despite reporting net income. The Company attributes the negative operating cash flow primarily to changes in working capital, including timing-related increases in certain current asset balances.

The Company’s internal sources of liquidity consist of cash on hand and any funds received under existing arrangements. As of the reporting date, the Company has not established a recurring source of cash flows from operations.

The Company’s external sources of liquidity include related-party funding arrangements, including the ARA, as well as potential equity financings and strategic partnerships. The ARA provides fixed monthly contributions and represents a significant source of liquidity; however, any party may terminate the agreement upon 30 days’ notice, which creates uncertainty regarding its continuation.

The Company is not aware of any unused credit facilities or committed external financing arrangements. As a result, the Company’s ability to meet its obligations depends on continued support from affiliates and the Company’s ability to obtain additional financing.

Several known trends and uncertainties are reasonably likely to materially affect the Company’s liquidity and financial condition, including the potential termination or modification of the ARA, the absence of revenue from product-based operations, and expected increases in operating costs associated with regulatory and commercialization activities.

Management plans to address liquidity constraints through equity financings, strategic partnerships, and the development of revenue-generating operations. However, the Company may not obtain such financing on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Capital Resources

As of December 31, 2025, the Company’s capital resources consist primarily of stockholders’ equity and support from related parties. The Company does not have material debt financing and does not utilize off-balance sheet financing arrangements.

The Company’s cash requirements consist primarily of general and administrative expenses, regulatory activities, and public company compliance obligations. The Company may also incur additional expenditures related to regulatory processes and potential commercialization activities; however, the timing and magnitude of such expenditures remain uncertain.

The Company expects to fund its capital requirements through equity financings, support from related parties, and, to a lesser extent, potential strategic arrangements. The Company may seek debt financing; however, due to its limited operating history and lack of cash flows from operations, such financing may not be available on acceptable terms, or at all. As a result, the Company expects to rely primarily on equity financing, which may result in dilution to existing stockholders.

The Company does not have material commitments for capital expenditures as of December 31, 2025. The Company may require additional capital to support future activities, including regulatory and commercialization efforts, although no assurance can be provided as to the timing or extent of such requirements. The Company is not aware of any trends that are reasonably likely to improve its access to capital, and its cost of capital may increase due to its early-stage status and liquidity position.

Material Changes in Financial Condition

During the period from 2023 through 2025, the Company experienced material changes in its financial condition.

The Company recognized approximately $499.4 million in intangible assets, which materially increased total assets and stockholders’ equity but did not increase liquidity. These assets consist primarily of intellectual property and their value depends on the Company’s ability to achieve future commercialization or otherwise realize economic benefit.

In 2025, the Company entered into an ARA with related parties, which resulted in fixed monthly contributions totaling $204,000 for the year. This arrangement materially affected the Company’s reported revenue and net income. The Company entered into this agreement as a related-party transaction, and it may be terminated upon short notice. As a result, this revenue may not be indicative of future performance or sustainable operating results.

The Company also recorded changes in working capital accounts, including increases in certain current assets and accounts payable, reflecting timing differences in cash receipts and disbursements. Despite reporting net income, the Company generated negative cash flow from operations, which reflects the limited relationship between reported earnings and cash flows during the period.

Market Position and Strategy

The Company operates in the medical device and oncology support market, which involves significant regulatory requirements, the need for clinical validation, and competition from established industry participants.

As of December 31, 2025, the Company has not generated revenue from product sales and does not have a measurable market share. Existing competitors have FDA-approved products, established clinical data, physician relationships, and distribution capabilities.

The Company’s strategy focuses on obtaining required regulatory approvals, pursuing commercialization of its product candidates, and utilizing strategic arrangements to support market entry. The Company expects to rely on third-party relationships to facilitate certain commercial functions rather than developing a fully integrated infrastructure; however, the timing and extent of such activities remain uncertain.

Outlook

The Company’s future performance will depend on its ability to obtain regulatory approvals, generate revenue from product-based activities, secure additional financing, and achieve market acceptance. Although the Company reported net income for 2025, such results were primarily attributable to related-party contributions and are not indicative of results from operations. Accordingly, these results should not be relied upon as an indication of future operating performance.

Critical Accounting Estimates

The preparation of the Company’s financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Certain estimates are considered critical because they involve significant uncertainty and could materially impact financial condition and results of operations.

The Company’s most significant critical accounting estimate relates to the valuation and recoverability of its intangible assets, which totaled approximately $499.4 million as of December 31, 2025. These assets are highly sensitive to assumptions regarding future revenue generation, regulatory approvals, and market adoption. Because the Company has not yet generated product-based revenue, the valuation of these assets involves significant uncertainty. A material change in assumptions could result in substantial impairment charges.

Revenue recognition under the ARA also represents a critical accounting estimate. Management has determined that monthly contributions from affiliates should be recognized as revenue in accordance with ASC 606. This determination involves judgment regarding the nature of the arrangement, the absence of traditional performance obligations, and the classification of payments as revenue rather than capital contributions. Because the arrangement is a related-party transaction and non-arm’s length, changes in accounting treatment or termination of the agreement could materially affect reported revenue.

These estimates are evaluated on an ongoing basis; however, actual results may differ materially, and such differences could have a significant impact on the Company’s financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company are included beginning on page F-1  immediately following the signature page to this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2025 and through the date of this Annual Report, the Company engaged multiple independent registered public accounting firms.

Prior Auditor – Olayinka Oyebola and Co.

Olayinka Oyebola and Co. (“Oyebola”) served as the Company’s independent registered public accounting firm prior to April 2025. Oyebola was dismissed on April 7, 2025.

On September 30, 2024, the Securities and Exchange Commission issued an order barring Oyebola from appearing or practicing before the Commission. Following this action, the Company engaged Lao Professionals to serve as its independent registered public accounting firm.

The reports of Oyebola on the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern explanatory paragraph.

During the fiscal years ended December 31, 2024 and 2023, and through April 7, 2025, there were no disagreements between the Company and Oyebola on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Oyebola’s satisfaction, would have caused Oyebola to make reference to the subject matter of the disagreement in its reports.

During the same periods, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Former Auditor – Lao Professionals

The Company engaged Lao Professionals (“Lao”) as its independent registered public accounting firm on April 7, 2025. Lao was dismissed on or around February, 2026.

The reports of Lao on the Company’s financial statements for the fiscal year ended December 31, 2025 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for [a going concern explanatory paragraph, if applicable].

During the period from April 7, 2025 through the date of dismissal, there were no disagreements between the Company and Lao on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Lao’s satisfaction, would have caused Lao to make reference to the subject matter of the disagreement in its reports.

During the same period, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Current Auditor – Shah Teelani & Associates

On February, 2026, the Company engaged Shah Teelani & Associates as its independent registered public accounting firm.

During the fiscal years ended December 31, 2025 and 2024, and through the date of engagement, the Company did not consult with Shah Teelani & Associates regarding:

•	the application of accounting principles to a specific transaction, either completed or proposed; or

•	the type of audit opinion that might be rendered on the Company’s financial statements;

•	and no written report or oral advice was provided to the Company that Shah Teelani & Associates concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers"), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, management identified a material weakness related to errors in the period-end financial close process. Specifically, the Company did not maintain sufficient controls to ensure the completeness and accuracy of period-end adjustments and account reconciliations, which resulted in a reasonable possibility that a material misstatement could occur and not be prevented or detected on a timely basis.

Remediation Efforts

Management has been actively engaged in remediation efforts with respect to this material weakness. Remediation measures undertaken to date include, but are not limited to, enhanced review procedures over period-end journal entries and account reconciliations, additional training for accounting personnel involved in the financial close process, and increased oversight by senior financial management. The Company continues to monitor and assess the effectiveness of these remediation measures and will provide updates as appropriate. The material weakness will not be considered remediated until the applicable controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, the Company is not required to include such an attestation pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Changes in Certifying Accountant

The following information is being disclosed pursuant to Item 4.01 of Form 8-K, which was not separately filed on a timely basis.

Effective February 1, 2026, the Board of Directors of the Company approved the dismissal of LAO Professionals ("LAO") as the Company's independent registered public accounting firm. The decision to dismiss LAO was approved by the Company's Board of Directors.

During the fiscal years ended December 31, 2025 and December 31, 2024, and through the effective date of dismissal, LAO's audit reports on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the same periods, there were no disagreements between the Company and LAO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to LAO's satisfaction, would have caused LAO to make reference to the subject matter of the disagreement in connection with its audit reports.

During the same periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as follows: the going concerns.

The Company has engaged Shah Teelani & Associates ("Shah Teelani") as its new independent registered public accounting firm, effective February1, 2026. The decision to engage Shah Teelani was approved by the Company's Board of Directors.

During the two most recent fiscal years and through the date hereof, neither the Company nor anyone on its behalf has consulted with Shah Teelani regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event, as those terms are defined in Regulation S-K Item 304.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Corporate Governance” in Form 10 Amend. No. 3.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the section captioned “Executive Compensation” in Form 10 Amend. No. 3.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in Form 10 Amend. No. 3.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions, and Director Independence” in Form 10 Amend. No. 3.

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed to the Company for professional services rendered by its independent registered public accounting firms for the fiscal years ended December 31, 2025 and 2024:

Fee Category	2025 ($)	2024 ($)
Audit Fees	10,000	12,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	10,000	12,500

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s quarterly reports, as well as services that are normally provided in connection with statutory and regulatory filings.

For the fiscal year ended December 31, 2025, audit fees include amounts billed by Lao Professionals and Shah Teelani & Associates. For the fiscal year ended December 31, 2024, audit fees include amounts billed by Olayinka Oyebola and Co. and Lao Professionals.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees consist of fees billed for products and services other than the services reported above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The following financial statements required by this Item are included in this Annual Report beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2025 and 2024

•	Statements of Operations for the Years Ended December 31, 2025 and 2024

•	Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025 and 2024

•	Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

•	Notes to Financial Statements

Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description	Filed / Incorporated by Reference
3.1	Certificate of Incorporation of CS Diagnostics, Corp.	Previously filed
3.2	Bylaws of CS Diagnostics, Corp.	Previously filed
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	Cover Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2026	By:	/s/ Mohammad EsSayed
Mohammad EsSayed
CFO

Report of Independent Registered Public Accounting Firm (PCAOB ID: 7161)

To the Shareholders and the Board of Directors of CS Diagnostics Corp. (CSDX)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CS Diagnostics Corp (CSDX) (the ‘Company’) as of December 31, 2025, the related statements of income, changes in stockholders’ equity, and cash flows for the period from January 01, 2025 through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from January 1, 2025 through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $ 4,696,710 that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, no such opinion is expressed.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

SHAH TEELANI & ASSOCIATES

CHARTERED ACCOUNTANTS

219, Al Goze Building, Sheikh Zayed Road, Next to Rolls Royce Dealership, Al Quoz 1, Dubai

302-304, Shubh House, Opp. Jain Dairy, Swastik Cross Road, Off CG Road, Ahmedabad - 380009, Gujarat, India.

Mobile: 9879829299 | Phone: 079 48392929 | Email: shahtelani@gmail.com| Website: www.shahtelani.com

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1.	valuation, impairment assessment, and non-amortization of intellectual property asset (hydrogel)

Description of the Matter

As described in Note 2 to the financial statements, the Company holds an intellectual property asset related to cancer treatment (“HYDROGEL”), with a carrying value of $499,400,000 as of December 31, 2025, representing substantially all of the Company’s total assets. The asset is currently undergoing regulatory approval and has not been placed into commercial service. Accordingly, management has not commenced amortization in accordance with ASC 350-30. Management also concluded that no impairment indicators exist and that the carrying value is recoverable.

Auditing this matter involved especially challenging judgment due to (i) the significant magnitude of the asset, (ii) the assessment of whether the asset is available for its intended use for purposes of amortization, and (iii) the evaluation of potential impairment indicators given the pre-commercialization stage and uncertainty associated with regulatory approval and future commercial viability.

How We Addressed the Matter in Our Audit

Our audit procedures related to this matter included, among others:

•	Evaluating the documentation supporting the recognition and carrying value of the HYDROGEL, including relevant agreements and valuation support.

•	Assessing management’s determination that the asset is not yet available for its intended use by evaluating the status of the regulatory approval process and related supporting documentation.

SHAH TEELANI & ASSOCIATES

CHARTERED ACCOUNTANTS

219, Al Goze Building, Sheikh Zayed Road, Next to Rolls Royce Dealership, Al Quoz 1, Dubai

302-304, Shubh House, Opp. Jain Dairy, Swastik Cross Road, Off CG Road, Ahmedabad - 380009, Gujarat, India.

Mobile: 9879829299 | Phone: 079 48392929 | Email: shahtelani@gmail.com| Website: www.shahtelani.com

•	Evaluating management’s impairment assessment by considering the current status of regulatory approval, inquiring of management regarding any adverse developments, and assessing whether events or conditions existed that would indicate impairment.

•	Assessing the adequacy of the related financial statement disclosures, including those related to non-amortization and impairment.

The principal financial statement accounts and disclosures related to this matter are intangible assets and the related notes describing the Company’s accounting policies and judgments.

For, Shah Teelani & Associates (PCAOB ID: 7161)

/s/ Shah Teelani & Associates

We have served as the Company’s auditor since 2026

Place: Gujarat, India

Date: April 14, 2026

SHAH TEELANI & ASSOCIATES

CHARTERED ACCOUNTANTS

219, Al Goze Building, Sheikh Zayed Road, Next to Rolls Royce Dealership, Al Quoz 1, Dubai

302-304, Shubh House, Opp. Jain Dairy, Swastik Cross Road, Off CG Road, Ahmedabad - 380009, Gujarat, India.

Mobile: 9879829299 | Phone: 079 48392929 | Email: shahtelani@gmail.com| Website: www.shahtelani.com

CS DIAGNOSTICS CORP.

BALANCE SHEET

FOR THE PERIOD ENDED DECEMBER 31 2025

	December 31, 2025	December 31, 2024

Assets

Current Assets
Cash	6,813	501
Undeposited Funds	78,742	-
Total Current Assets	$85,555	$501
Intangible Assets	499,400,000	499,400,000
Total Assets	$499,485,555	$499,400,501

Liabilities and Stockholders’ Deficit

Current Liabilities
Account Payables	15,262	1,428
Non-current liabilities		-

Total Liabilities	$15,262	$1,428

Shareholder's Deficit

Common stock, $0.00001 par value; 250,000,000 shares authorized,249,992,200 shares issued and outstanding as of December 31, 2025	2,500	1,373

Preferred stock Series A, $0.001 par value;1,000 shares authorized, 10 shares issued and outstanding as of December 31, 2025	-	-

Preferred stock Series B, $0.001 par value; 20,000,000 shares authorized, 19,986,943 shares issued and outstanding as of December 31, 2025	1,988	2,000

Preferred stock Series C, $0.00001 par value; 4,000,000 shares authorized and issued, 0 shares outstanding as of December 31, 2025	40

Additional paid-in capital	504,162,475	504,163,629

Accumulated deficit	(4,696,710)	(4,767,929)

Total Stockholders’ Deficit	$499,470,293	$499,399,073

Total Liabilities and Stockholders' Deficit	$499,485,556	$499,400,501

CS DIAGNOSTICS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED December 31, 2025

	December 31, 2025	December 31, 2024

General Income

Sales	0	0
Other Income	204,000	110,911

Revenue	$204,000.00	$110,911.00

Non-Operating Expenses

General & Administrative Expenses	132,781	110,150
Total Operating expenses	132,781	110,150

Income/(loss) from Operations	$71,219	$761

Other Income / (Expense)	-
Debt Written off

Net Income / (loss)	$71,219	$761
Basic and diluted loss per share	0.00	0.00
basic and diluted loss weighted average shares	249,992,200	137,290,200

CS DIAGNOSTICS CORP.

STATEMENT OF STOCKHOLDERS (DEFICIT)

FOR THE PERIOD ENDED DECEMBER 31, 2025

	Preferred Stock B		Preferred Stock C		Common Stock		Additional	Accumulated

	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2024	20,000,000	$2,000	$0	$0	110,790,200	$1,018	$504,173,122	$(4,798,689)	$499,407,450
Reversed Stock Split	-	-			-	-	-	-	-
Shares Issued/Converted	(1,325)	$0	$0	$0	26,500,000	$355	$(9,493)	-	$(9,138)
Net income (loss) for the year	-	-			-	-	-	$761	$761
Balance, December 31, 2024	19,998,675	$2,000	$0	$0	137,290,200	$1,373	$504,163,629	$(4,797,928)	$499,399,073

Balance, January 1, 2025	19,998,675	2,000	4,000,000	40	137,290,200	1,373	504,163,629	(4,767,929)	499,399,073
Shares Issued/Converted	(11,732)	$(12)			112,702,000	$1,127			$1,115
Net income (loss) for the period ended December 31,2025							$(1,154)	$71,219	$71,219
Shares Issued in acquisition of Assets
Balance, December 31, 2025	19,986,943	1,988	4,000,000	40	249,992,200	2,500	504,162,475	(4,696,710)	$499,470,293

CS DIAGNOSTICS CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED December 31, 2025

	December 31, 2025	December 31, 2024

Cash flows from operating activities

Net profit/ (loss)	71,219	761
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Other Receivables	(78,742)	8,842
Account payables	13,834	1,428

Net cash used in operating activities	$6,312	$11,031

Cash flows from investing activities	0

Net cash provided by Investing activities	$0	$0

Cash flows from financing activities

Preferred Stock B Converting
Common Stock Converting

Net cash provided by financing activities	$0.00	$0.00

Net increase /(decrease) in cash	6,312	11,031
Cash beginning of period	501	0
Cash end of period	$6,813	$11,031

CS Diagnostics, Corp.

Notes to the Financial Statements

December 31, 2025

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

Cash and Cash Equivalents

The Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, as well as all highly liquid debt instruments with original maturities of three months or less, to be cash and cash equivalents. The carrying amounts of financial instruments classified as cash and cash equivalents approximate fair value due to their short-term nature.

As of December 31, 2025, the Company held cash of $6,813 and did not hold any instruments meeting the definition of cash equivalents. In addition, the Company reported $78,742 of undeposited funds, which are presented as a separate component of current assets and are not classified as cash equivalents.

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

Intangible Asset – Valuation, Classification, and Impairment

The Company’s intangible asset represents exclusive rights to CS Protect-Hydrogel, a proprietary oncology medical device. The underlying intellectual property includes a patent filed in 2023 and exclusive rights granted to the Company and its affiliated entities. The technology was developed in collaboration with RWTH Aachen and the DWI Institute, which acted solely as research partners. The product is designed to differentiate itself from existing competing hydrogel products currently available in the market.

Valuation Methodology

The Company determined the fair value of the intangible asset using an income-based approach, specifically a discounted cash flow (“DCF”) methodology, in accordance with ASC 820, Fair Value Measurement. The valuation incorporates management’s estimates of market participant assumptions, including an addressable market of approximately 385,400 patients annually across the European Union and the United States, a target market share of up to 50%, and pricing assumptions ranging from €1,100 to €1,300 in the European market and approximately $2,000 in the United States.

The model assumes a product lifecycle of approximately 10 years and applies a discount rate of 10%. A EUR/USD conversion rate of 1.06 was used, based on the European Central Bank reference rate as of September 29, 2023, which represents the closest available trading date to the September 30, 2023 valuation date.

The resulting estimated fair value was approximately €961 million, or approximately $1.0 billion. The Company recorded a carrying value of $499.4 million, representing approximately 50% of the estimated fair value. Management believes this reflects a conservative recognition threshold, taking into account early-stage commercialization risk, accounting considerations, and the contributed nature of the intellectual property.

Sensitivity Analysis – Illustrative Valuation Outcomes (€ millions):

Scenario	Market Share	EU Pricing	U.S. Pricing	Implied Value (€M)
Downside Case	~20%	€1,100	~$1,750	~338
Moderate Downside	~35%	€1,100	~$1,800	~600–750
Base Case	~50%	€1,100	~$1,900	~961
Moderate Upside	~55%	€1,200	~$1,950	~1,050–1,120
Upside Case	~60%	€1,300	~$2,000	~1,199

Valuation Specialist

The valuation was performed by:

•	Tom Wrankmore, Wirtschaftsprüfer (Certified Public Auditor)
•	Dr. Wrankmore GmbH & Co. KG

The specialist is independent, with no financial or related-party interest in the Company. The methodology and assumptions are consistent with ASC 820 fair value principles. (Exhibit D)

Indefinite-Lived Classification

The Company has classified the intangible asset as indefinite-lived in accordance with ASC 350-30-35-4. This determination is based on the asset’s pre-commercialization status, the absence of regulatory approval, and the inability to reliably estimate a finite useful life. Accordingly, the asset is not amortized but is subject to annual impairment testing.

Management considered the apparent inconsistency between the use of a 10-year projection period in the DCF model and the classification of the asset as indefinite-lived. The Company determined that the projection period represents a standard valuation convention driven by limitations on forecast reliability and does not reflect the economic or accounting useful life of the asset.

Management further concluded that the asset is expected to generate economic benefits beyond the modeled period based on several factors, including patent protection originating in 2023 with an expected legal life exceeding 20 years, potential extensions arising from regulatory exclusivity and product enhancements, the sustained demand characteristics of the oncology market, and the expected adaptability of the technology. Based on these considerations, management concluded that there is no foreseeable limit to the period over which the asset is expected to generate cash flows.

Fair Value Hierarchy and Inputs

The fair value measurement of the intangible asset is classified as Level 3 within the ASC 820 hierarchy, as it is based on significant unobservable inputs. These inputs include assumptions regarding market penetration, pricing by geography, discount rate, commercialization timing, and overall market growth and cost structure.

These assumptions are inherently judgmental and are not directly observable in active markets. Accordingly, the valuation relies on management’s estimates of market participant inputs and is consistent with the methodology applied by the independent valuation specialist.

Sensitivity Analysis

Management evaluated the sensitivity analysis included in the independent valuation report to assess the robustness of the fair value estimate. The analysis indicates a valuation range from approximately €338 million under downside assumptions to approximately €1.199 billion under upside assumptions, with a base case of approximately €961 million.

The valuation is most sensitive to assumptions regarding market penetration and pricing. Management concluded that, despite inherent estimation uncertainty, the valuation is directionally consistent and responsive to changes in key inputs. The recorded carrying value of approximately $499.4 million falls within a defensible range of the independently derived valuation outcomes.

Valuation Specialist

The valuation was performed by an independent specialist, Tom Wrankmore, Wirtschaftsprüfer (Certified Public Auditor), of Dr. Wrankmore GmbH & Co. KG. The specialist has no financial or related-party interest in the Company, and the methodology and assumptions applied are consistent with ASC 820 fair value principles.

Impairment Testing

In accordance with ASC 350-30-35-18 through 35-20, the Company performed a quantitative impairment test by comparing the carrying amount of $499.4 million to an estimated fair value of approximately $1.0 billion. Based on this analysis, management concluded that no impairment existed as of the reporting date.

Basis of Initial Recognition

CS Diagnostics Corp. (the “Company” or “CSDX”) recognized an intangible asset related to the CS Protect Hydrogel technology following the execution of an Asset Purchase Agreement with affiliated entities. Consideration for the transaction consisted of the issuance of 10,000,000 shares of common stock, implying a valuation of approximately $500 million. The underlying intellectual property originates from the DWI Leibniz Institute and is subject to an exclusive license agreement granted to CS Diagnostics Pharma GmbH. This license conveys exclusive rights for commercialization, manufacturing, distribution, and sublicensing.

The transaction was executed among entities under common control and was undertaken to consolidate intellectual property ownership and centralize commercialization activities within CSDX.

Transaction Characterization

Management evaluated the nature of the transaction and determined that, although structured as an asset acquisition, it represents a transfer of assets between entities under common control. Consistent with ASC 805-50, Business Combinations—Related Issues, the substance of the transaction reflects an internal reorganization of intellectual property rather than an acquisition from a third party. The primary objective of the transaction was to centralize commercialization and financing activities within the reporting entity.

Identification and Recognition of Intangible Asset

The Company recognized the intangible asset based on the contractual rights obtained through the exclusive license agreement. Although legal ownership of the patents remains with the DWI Leibniz Institute, the Company obtained enforceable rights that provide the ability to direct the use of the intellectual property and to obtain substantially all of the economic benefits associated with its commercialization.

Management concluded that these rights meet the contractual-legal criterion for recognition of an intangible asset under ASC 350-30-25-1. The exclusive rights to CS Protect Hydrogel, arising from the patent filed in 2023 and the exclusive rights agreement granted to CSDX group entities, are therefore recognized as a separately identifiable intangible asset.

Third-Party Involvement and Ownership Considerations

The intellectual property was developed with the involvement of the DWI Leibniz Institute and RWTH Aachen. Management evaluated the role of these parties and concluded that they function as external research originators and licensors and do not retain accounting ownership of the intellectual property within the Company’s financial reporting framework. Accordingly, their involvement does not preclude recognition of the asset by the Company.

Research and Development Considerations

Management evaluated whether the recognized asset represents internally generated intangible value. Management determined that all research and development costs associated with the technology were previously expensed as incurred and that the Company did not capitalize internally generated research and development costs. Accordingly, the recognized intangible asset reflects acquired economic rights rather than internally developed intangible assets, consistent with ASC 730, Research and Development.

Measurement Basis

Management evaluated the appropriate measurement basis for the transaction. Although ASC 805-50 generally requires the application of a carryover basis for transactions among entities under common control, management determined that the transferor’s historical carrying value is not meaningful, as the intellectual property was internally developed and previously expensed. As a result, application of a carryover basis would not result in decision-useful financial information.

Accordingly, the Company applied a fair value measurement approach. The intangible asset was recorded based on a third-party discounted cash flow valuation, consistent with ASC 820, Fair Value Measurement.

Management’s recognition of the CS Protect Hydrogel intangible asset at approximately $499.4 million is appropriate under U.S. GAAP. Specifically, the transaction is appropriately characterized as a common control transaction under ASC 805-50; the Company has obtained control of the intellectual property through enforceable contractual rights, satisfying the recognition criteria under ASC 350; the asset does not represent internally generated intangible value subject to expensing under ASC 730; and measurement based on an independently supported fair value is reasonable given the absence of a meaningful historical carrying value.

Revenue Recognition – Affiliate Contributions and Other Income

As of December 31, 2025, the Company had limited cash resources and had not generated revenue from its core operations. These conditions initially raised substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The Company entered into an Affiliate Revenue Agreement pursuant to which affiliated entities provide recurring monthly contributions of approximately $17,000. These contributions are recorded as revenue in accordance with ASC 606, based on management’s determination that the payments represent revenue support and operational funding.

This arrangement represents a related-party transaction and is not conducted on an arm’s-length basis. Accordingly, the revenue recognized under this agreement is not indicative of revenue generated from third-party customers and may not be sustainable in the absence of continued affiliate support.

Liquidity and Going Concern Assessment

Management prepared a 12-month forward-looking liquidity forecast incorporating expected operating expenditures, committed affiliate funding, and anticipated financing inflows. The Company’s liquidity strategy includes recurring affiliate contributions, capital-raising activities under a Regulation D offering, and access to a Share Subscription Facility with capacity of up to $50 million.

The forecast assumes a conservative operating profile, including controlled expenditures, no reliance on near-term product revenue, and staged financing aligned with projected cash requirements. The forecast indicates sustained positive liquidity throughout the 12-month assessment period, supported by affiliate funding and modeled financing inflows.

Management concluded that these plans are probable of implementation based on executed agreements and established funding structures. As a result, management determined that substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated in accordance with ASC 205-40. However, management acknowledges that execution risk remains, particularly with respect to external financing.

Capital Resources and Commercialization Strategy

The Company is actively pursuing capital-raising initiatives, including a Regulation D Rule 506(c) offering and strategic investor outreach, with the objective of securing sufficient funding to support operations over the next 12 months.

The Company anticipates that CS Protect-Hydrogel will enter the market following regulatory approval, with an expected timeline targeting 2026. Management believes that relatively short regulatory approval cycles may support near-term revenue generation once approvals are obtained.

Projected revenues at maturity are estimated to range between €282 million and €303 million annually, with a high-margin profile driven by low production costs. The total discounted cash flows associated with the asset are estimated at approximately €961 million.

The Company is also evaluating strategic monetization alternatives, including licensing of intellectual property rights, joint ventures, and commercialization partnerships.

Future Revenue Streams – MEDUSA Royalty Arrangement

Management has evaluated the expected royalty income associated with the MEDUSA product, which is currently under production by an affiliated entity. The anticipated arrangement provides for a 5% royalty on commercialization of the product within the United States, with an expected commencement in the third quarter of 2026, subject to regulatory approval.

The Company determined that such royalties represent sales-based variable consideration under ASC 606 and will be recognized only when the underlying sales occur. Management expects that such revenue, when realized, will be classified as operating revenue and reflected within operating activities in the statement of cash flows.

Management further considered the substance of the arrangement, including its related-party nature, the production status of the product, and the pending regulatory approvals. While revenue has not yet commenced, management believes that the projected revenue streams are supported by the contractual framework and commercialization strategy.

Month	Opening Cash	Affiliate Inflow	Capital Raise	Operating Outflow	Closing Cash
M1	6,813	17,000	–	(10,000)	13,813
M2	13,813	17,000	–	(10,000)	20,813
M3	20,813	17,000	–	(10,000)	27,813
M4	27,813	17,000	250,000	(10,000)	284,813
M5	284,813	17,000	–	(10,000)	291,813
M6	291,813	17,000	–	(10,000)	298,813
M7	298,813	17,000	500,000	(10,000)	805,813
M8	805,813	17,000	–	(10,000)	812,813
M9	812,813	17,000	–	(10,000)	819,813
M10	819,813	17,000	750,000	(10,000)	1,576,813
M11	1,576,813	17,000	–	(10,000)	1,583,813
M12	1,583,813	17,000	–	(10,000)	1,590,813

Management has evaluated the expected royalty arrangement in accordance with ASC 606, Revenue from Contracts with Customers, and determined that the royalty represents consideration associated with the Company’s ongoing involvement in commercialization activities, including rights granted or licensed to the affiliated counterparty. Consistent with the guidance on sales-based royalties, management expects that revenue will be recognized only when the underlying sales occur, as this represents the point at which the performance obligation is satisfied and the uncertainty associated with variable consideration is resolved.

From a classification perspective, management has concluded that royalty income, when earned, will constitute revenue generated from the Company’s core operating activities. Accordingly, such amounts are expected to be classified within operating activities in the statement of cash flows in accordance with ASC 230.

Management has further evaluated the substance of the arrangement, noting that the counterparty, CS Interpharm, is an affiliated entity, which requires consideration of related-party disclosures and an assessment of the substance of the arrangement. The MEDUSA product is currently in the production phase, supporting the operational readiness of the Company’s commercialization plan. However, regulatory approval, including approval from the U.S. Environmental Protection Agency (“EPA”), remains a key condition precedent to the commencement of revenue generation. Management’s internal projections incorporate conservative assumptions with respect to the timing and scale of commercialization.

While royalty revenue has not yet commenced, management believes that the forecasted revenue streams are supported by the expected contractual framework, the defined royalty rate, and the identified commercialization territory.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the period ended December 31, 2025 and 2024, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company.

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

NOTE 3 - GOING CONCERN

Management has prepared the accompanying financial statements on a going concern basis. As of December 31, 2025, the Company had limited cash resources, had not generated revenue from core operations, and remained dependent on external financing to fund its activities. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.

In accordance with ASC 205-40-50-7 through 50-8 and 50-12, management evaluated whether its plans are (i) probable of implementation and (ii) probable of mitigating the conditions that raised substantial doubt. Management’s plans include: (i) capital raising activities through a Regulation D Rule 506(c) offering, (ii) access to funding under an executed Share Subscription Facility with capacity of up to $50 million, (iii) continued financial support from affiliated entities, and (iv) execution of commercialization and licensing strategies.

Based on this evaluation, management concluded that these plans are probable of implementation, supported by executed financing arrangements, ongoing investor engagement, and forecasted affiliate funding. Management further concluded that these plans are expected to provide sufficient liquidity to support the Company’s operations for at least 12 months from the date of issuance of the financial statements.

Accordingly, management has determined that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Notwithstanding this conclusion, the Company’s ability to execute these plans remains subject to inherent uncertainties, including the timing and success of capital raising activities, prevailing market conditions, and the Company’s ability to achieve its commercialization objectives. As a result, residual execution risk remains, and there can be no assurance that the Company will fully realize its plans.

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has accumulated deficit of $(-4,696,710) on December 31, 2025. The continuation of the Company as a going concern through December 31, 2025, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

NOTE 4 – Deferred Tax Asset/ Income Taxes

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

Net deferred tax assets consist of the following components as of:

	December 31, 2025	December 31, 2024
Federal income tax benefit attributable to:
Current Operations	$—	$—
Less: valuation allowance	—	—
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$—	$—
Less: valuation allowance	—	—
Net deferred tax asset	$—	$—

On December 31, 2025, the Company had net operating loss carry forwards of approximately $(4,696,710) that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported in the December 31, 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 6 – Accounts receivable (Undeposited funds) - ageing and bifurcation

Total Receivables: 78,742

Receivables Ageing (as of Dec 31, 2025)

Ageing Buckets

Age Bucket	Months Covered	Amount

0–30 days	Dec 2025	6,327
31–60 days	Nov 2025	13,150
61–90 days	Oct 2025	12,500
91–180 days	Jul–Sep 2025	8,611
>180 days	Jan–Jun 2025	38,154
Total		78,742

Company Bifurcation

(A) Cs Diagnostics Pharma		(B) CS Interpharm GT LLC

Age Bucket	Amount	Age Bucket	Amount

0–30 days	-1,500	0–30 days	7,827
31–60 days	5,400	31–60 days	7,750
61–90 days	5,500	61–90 days	7,000
91–180 days	-828	91–180 days	5,619
>180 days	19,680	>180 days	18,474
Total	28,252	Total	50,490

Note 7 - Changes in Equity

During the year ended December 31, 2025, the Company’s total equity increased from approximately $499.4 million to $499.5 million, reflecting the combined impact of net income and equity transactions during the period.

The Company reported net income of approximately $71.2 thousands for the year ended December 31, 2025, which reduced the accumulated deficit from approximately $4.8 million at December 31, 2024 to $4.7 million at December 31, 2025.

In addition to operating results, the Company completed several equity transactions during 2025. These transactions primarily consisted of the issuance and conversion of equity securities, including the issuance of 112.7 million shares of common stock, increasing total common shares outstanding to 249.99 million shares as of December 31, 2025. These issuances resulted in a corresponding increase in common stock par value and were recorded with a modest net increase to equity.

Preferred Stock B decreased slightly during the year due to conversions or adjustments, while Preferred Stock C remained unchanged at 4.0 million shares outstanding.

Additional paid-in capital remained substantially unchanged at approximately $504.2 million, as equity issuances during the period were largely offset by adjustments associated with share conversions and related transactions.

Overall, the net impact of these activities resulted in a minimal increase in total equity of approximately $71 thousand for the year ended December 31, 2025.

